Form 10-Q
period 2022-03-31
Howard Hughes Corp
filed 2022-05-09
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of common stock, $0.01 par value, outstanding as of May 3, 2022, was 51,352,222.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	March 31, 2022	December 31, 2021
ASSETS
Investment in real estate:
Master Planned Communities assets	$2,313,497	$2,282,768
Buildings and equipment	3,990,267	3,962,441
Less: accumulated depreciation	(785,831)	(743,311)
Land	322,439	322,439
Developments	1,354,619	1,208,907
Net property and equipment	7,194,991	7,033,244
Investment in real estate and other affiliates	246,362	369,949
Net investment in real estate	7,441,353	7,403,193
Net investment in lease receivable	2,901	2,913
Cash and cash equivalents	688,037	843,212
Restricted cash	365,483	373,425
Accounts receivable, net	86,810	86,388
Municipal Utility District receivables, net	409,390	387,199
Notes receivable, net	7,192	7,561
Deferred expenses, net	120,559	119,825
Operating lease right-of-use assets, net	56,175	57,022
Prepaid expenses and other assets, net	289,787	300,956
Total assets	$9,467,687	$9,581,694

LIABILITIES
Mortgages, notes and loans payable, net	$4,674,950	$4,591,157
Operating lease obligations	69,157	69,363
Deferred tax liabilities	203,429	204,837
Accounts payable and accrued expenses	966,753	983,167
Total liabilities	5,914,289	5,848,524

Commitments and Contingencies (see Note 9)
Redeemable noncontrolling interest	—	22,500

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,300,324 issued and 52,432,109 outstanding as of March 31, 2022, 56,173,276 shares issued and 54,065,661 outstanding as of December 31, 2021	564	563
Additional paid-in capital	3,964,412	3,960,418
Accumulated deficit	(14,334)	(16,456)
Accumulated other comprehensive income (loss)	(6,103)	(14,457)
Treasury stock, at cost, 3,868,215 shares as of March 31, 2022, and 2,107,615 shares as of December 31, 2021	(391,655)	(220,073)
Total stockholders' equity	3,552,884	3,709,995
Noncontrolling interests	514	675
Total equity	3,553,398	3,710,670
Total liabilities and equity	$9,467,687	$9,581,694
See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
thousands except per share amounts	2022	2021
REVENUES
Condominium rights and unit sales	$19,616	$37,167
Master Planned Communities land sales	61,468	37,477
Rental revenue	95,109	85,899
Other land, rental and property revenues	19,537	23,243
Builder price participation	14,496	6,794
Total revenues	210,226	190,580

EXPENSES
Condominium rights and unit cost of sales	14,180	54,968
Master Planned Communities cost of sales	24,686	15,651
Operating costs	65,555	58,598
Rental property real estate taxes	15,182	13,991
Provision for (recovery of) doubtful accounts	844	(578)
General and administrative	25,891	21,766
Depreciation and amortization	48,593	49,308
Other	2,409	1,644
Total expenses	197,340	215,348

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	(9)	—
Other income (loss), net	(221)	(10,308)
Total other	(230)	(10,308)

Operating income (loss)	12,656	(35,076)

Interest income	24	41
Interest expense	(27,438)	(34,210)
Gain (loss) on extinguishment of debt	(282)	(35,915)
Equity in earnings (losses) from real estate and other affiliates	17,912	15,796
Income (loss) before income taxes	2,872	(89,364)
Income tax expense (benefit)	701	(21,205)
Net income (loss)	2,171	(68,159)
Net (income) loss attributable to noncontrolling interests	(49)	1,565
Net income (loss) attributable to common stockholders	$2,122	$(66,594)

Basic income (loss) per share	$0.04	$(1.20)
Diluted income (loss) per share	$0.04	$(1.20)
See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
thousands	2022	2021
Net income (loss)	$2,171	$(68,159)
Other comprehensive income (loss):
Interest rate swaps (a)	15,077	6,356
Reclassification of the Company's share of previously deferred derivative gains to net income (b)	(6,723)	—
Share of investee’s other comprehensive income (c)	—	1,217
Other comprehensive income (loss)	8,354	7,573
Comprehensive income (loss)	10,525	(60,586)
Comprehensive (income) loss attributable to noncontrolling interests	(49)	1,565
Comprehensive income (loss) attributable to common stockholders	$10,476	$(59,021)
(a)Amounts are shown net of tax expense of $4.5 million for the three months ended March 31, 2022, and $1.8 million for the three months ended March 31, 2021.
(b)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. See Note 2 - Investment in Real Estate and Other Affiliates for additional information.
(c)Amount is shown net of tax expense of $0.3 million for the three months ended March 31, 2021.

See Notes to Condensed Consolidated Financial Statements.

HHC 2022 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	Interests (a)	Equity
Balance, December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	2,122	—	—	—	2,122	49	2,171
Interest rate swaps, net of tax expense (benefit) of $4,503	—	—	—	—	15,077	—	—	15,077	—	15,077
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(210)	(210)
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (b)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(1,750,668)	(170,670)	(170,670)	—	(170,670)
Stock plan activity	127,048	1	3,994	—	—	(9,932)	(912)	3,083	—	3,083
Balance, March 31, 2022	56,300,324	$564	$3,964,412	$(14,334)	$(6,103)	(3,868,215)	$(391,655)	$3,552,884	$514	$3,553,398

Balance, December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	(1,070,558)	$(122,091)	$3,714,603	$420	$3,715,023
Net income (loss) excluding income (loss) of $(1,570) attributable to redeemable noncontrolling interest (a)	—	—	—	(66,594)	—	—	—	(66,594)	5	(66,589)
Interest rate swaps, net of tax expense (benefit) of $1,790	—	—	—	—	6,356	—	—	6,356	—	6,356
Share of investee's other comprehensive income, net of tax expense (benefit) of $346	—	—	—	—	1,217	—	—	1,217	—	1,217
Issuance of common shares	—	—	(5)	—	—	—	—	(5)	—	(5)
Stock plan activity	135,419	1	5,264	—	—	—	—	5,265	—	5,265
Balance, March 31, 2021	56,178,233	$563	$3,952,537	$(139,150)	$(31,017)	(1,070,558)	$(122,091)	$3,660,842	$425	$3,661,267
(a)Excludes redeemable noncontrolling interest. See Note 2 - Investment in Real Estate and Other Affiliates.
(b)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. See Note 2 - Investment in Real Estate and Other Affiliates for additional information.

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,171	$(68,159)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	43,665	44,844
Amortization	4,149	4,097
Amortization of deferred financing costs	2,663	2,453
Amortization of intangibles other than in-place leases	819	386
Straight-line rent amortization	(1,270)	(3,981)
Deferred income taxes	(4,000)	(21,619)
Restricted stock and stock option amortization	3,837	2,533
Net gain on sale of equity method investments	(5,016)	—
(Gain) loss on extinguishment of debt	282	35,915
Impairment charges	—	717
Equity in (earnings) losses from real estate and other affiliates, net of distributions and impairment charges	(6,108)	(10,633)
Provision for doubtful accounts	515	432
Master Planned Community development expenditures	(78,883)	(52,980)
Master Planned Community cost of sales	24,686	15,652
Condominium development expenditures	(76,350)	(81,206)
Condominium rights and units cost of sales	13,603	53,017
Net Changes:
Accounts and notes receivable	11,996	(3,578)
Prepaid expenses and other assets	(5,931)	30,739
Condominium deposits received	37,056	15,528
Deferred expenses	(3,800)	(1,134)
Accounts payable and accrued expenses	(64,844)	(47,765)
Cash provided by (used in) operating activities	(100,760)	(84,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(281)	(400)
Operating property improvements	(8,186)	(11,829)
Property development and redevelopment	(93,219)	(45,188)
Distributions from real estate and other affiliates	205,099	985
Investments in real estate and other affiliates, net	(69,554)	(553)
Cash provided by (used in) investing activities	33,859	(56,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	175,075	1,402,869
Principal payments on mortgages, notes and loans payable	(91,939)	(1,283,512)
Repurchases of common shares	(179,293)	—
Debt extinguishment costs	—	(29,655)
Special Improvement District bond funds released from (held in) escrow	3,792	2,264
Deferred financing costs and bond issuance costs, net	(2,030)	(20,253)
Taxes paid on stock options exercised and restricted stock vested	(1,996)	(2,134)
Stock options exercised	175	3,479
Cash provided by (used in) financing activities	(96,216)	73,058

Net change in cash, cash equivalents and restricted cash	(163,117)	(68,669)
Cash, cash equivalents and restricted cash at beginning of period	1,216,637	1,242,997
Cash, cash equivalents and restricted cash at end of period	$1,053,520	$1,174,328
HHC 2022 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
thousands	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$67,871	$64,563
Interest capitalized	19,553	17,138
Income taxes paid (refunded), net	526	—

NON-CASH TRANSACTIONS
Reclassification of Redeemable noncontrolling interest to Accounts payable and accrued expenses upon sale of 110 North Wacker	22,500	—
Accrued property improvements, developments and redevelopments	7,693	8,467
Accrued repurchase of common shares	6,868	—
Capitalized stock compensation	1,971	517

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies

General The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation (HHC or the Company) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and future fiscal years.

Certain amounts in the 2021 Condensed Consolidated Income Statement have been reclassified to conform to the current presentation. Specifically, the Company reclassified Demolition costs and Development-related marketing costs to Other.

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

COVID-19 Pandemic The outbreak of COVID-19 resulted in a negative impact on the Company’s financial performance in 2020, particularly in the Operating Asset and Seaport segments. However, the Company experienced significant performance improvement during the second half of 2020 that continued through 2021, with full-year 2021 segment results equaling or exceeding pre-pandemic levels for the majority of the Company’s segments.

Accounts Receivable, net On a quarterly basis, management reviews tenant rents, tenant recoveries and straight-line rent assets for collectability. As required under Accounting Standards Codification (ASC) 842 - Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions and changes in customer payment trends. When full collection of a lease receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. Due to the continued impacts of COVID-19 on the collectability of tenant receivables, the Company determined that full collection of outstanding tenant rents and recoveries was not probable for some retail tenants. In addition, the Company determined that a reserve for estimated losses under ASC 450 - Contingencies is required as the amount is probable and can be reasonably estimated.

The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	March 31, 2022	December 31, 2021
Straight-line rent receivables	$75,212	$72,461
Tenant receivables	6,751	8,647
Other receivables	4,847	5,280
Accounts receivable, net (a)	$86,810	$86,388
(a)As of March 31, 2022, the total reserve balance for amounts considered uncollectible was $15.9 million, comprised of $10.1 million related to ASC 842 and $5.8 million related to ASC 450. As of December 31, 2021, the total reserve balance was $16.5 million, comprised of $11.5 million related to ASC 842 and $5.0 million related to ASC 450.

HHC 2022 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
thousands	Income Statement Location	2022	2021
ASC 842 reserve	Rental revenue	$(234)	$1,031
ASC 450 reserve	Provision for (recovery of) doubtful accounts	844	(578)
Total impact		$610	$453

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, debt and options granted. In particular, Master Planned Communities (MPC) cost of sales estimates are highly judgmental, covering significant future time horizons and are sensitive to cost escalation, sales price escalation and lot absorption, which are affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates. In addition, these estimates may change in the near term due to the continued demands and constraints on the Company’s supply chain resulting from the COVID-19 pandemic.

Noncontrolling Interests As of March 31, 2022, and December 31, 2021, noncontrolling interests primarily related to the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. For additional information on redeemable noncontrolling interest refer to Note 2 - Investment in Real Estate and Other Affiliates.

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $503.1 million as of March 31, 2022, including accrued interest of $24.5 million. There has been no material activity in the allowance for credit losses for financing receivables for the three months ended March 31, 2022.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

Recently Issued Accounting Standards The following is a summary of recently issued accounting pronouncements which relate to the Company’s business.

ASU 2020-04, Reference Rate Reform The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform when certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update are effective as of March 12, 2020, through December 31, 2022. The guidance in Accounting Standards update (ASU) 2020-04 is optional and may be elected over time as reference rate reform activities occur. In addition to certain hedge accounting expedients elected during the first quarter of 2020, the Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

HHC 2022 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Investment in Real Estate and Other Affiliates

As of March 31, 2022, the Company does not consolidate the investments below as it does not have the power to direct the activities that most significantly impact the economic performance of the ventures and does not have controlling interests in these investments. As a result, the Company reports its interests in accordance with the equity method. As of March 31, 2022, these ventures had mortgage financing totaling $204.0 million, with the Company’s proportionate share of this debt totaling $100.5 million. All of this indebtedness is without recourse to the Company.

Investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
thousands except percentages	2022	2021	2022	2021	2022	2021
Equity Method Investments
Operating Assets:
110 North Wacker (a)	—%	see below	$—	$194,999	$5,016	$(15,705)
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	2,274	(54)
Stewart Title of Montgomery County, TX	50%	50%	3,938	4,185	253	251
Woodlands Sarofim #1	20%	20%	3,052	3,215	9	31
m.flats/TEN.M (c)	50%	50%	—	—	2,985	318
Master Planned Communities:
The Summit (d)	see below	see below	47,158	41,536	5,622	27,650
Trillium (d)	50%	50%	58,920	59,080	(72)	—
Seaport
The Lawn Club (d)	see below	see below	2,969	447	—	—
Ssäm Bar (Momofuku) (d)	see below	see below	6,033	5,852	(102)	(352)
The Tin Building by Jean-Georges (d)	see below	see below	7,846	—	(3,609)	—
Jean-Georges Restaurants (e)	25%	—%	45,400	—	—	—
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—
KR Holdings	50%	50%	502	127	814	(98)
West End Alexandria	see below	see below	56,630	56,546	84	—
			232,458	365,997	13,274	12,041
Other equity investments (f)			13,904	3,952	4,638	3,755
Investment in real estate and other affiliates			$246,362	$369,949	$17,912	$15,796
(a)During the first quarter of 2022, the Company completed the sale of its ownership interest in 110 North Wacker. Refer to discussion below for additional information.
(b)The Metropolitan Downtown Columbia was in a deficit position of $9.4 million at March 31, 2022, and $11.3 million at December 31, 2021, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at March 31, 2022, and December 31, 2021.
(c)M.flats/TEN.M was in a deficit position of $4.0 million at March 31, 2022, and $6.0 million at December 31, 2021, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at March 31, 2022, and December 31, 2021.
(d)Refer to the discussion below for details on the ownership structure.
(e)On March 1, 2022, the Company purchased a 25% interest in Jean-Georges Restaurants. Refer to discussion below for additional information.
(f)Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively. As of March 31, 2022, Other equity investments includes $10.0 million of warrants, which represents cash paid by HHC for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional details.

Significant activity for Investment in real estate and other affiliates and the related accounting considerations are described below.

110 North Wacker The Company formed a partnership with a local developer (the Partnership) during the second quarter of 2017. During the second quarter of 2018, the Partnership executed an agreement with USAA related to 110 North Wacker (collectively, the local developer and USAA are the Partners) to construct and operate the building at 110 North Wacker (the Venture).

HHC 2022 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company concluded that the Venture was within the scope of the variable interest model (VIE) model, and that it was the primary beneficiary of the Venture during the development phase of the project, and thus consolidated the venture; however, upon the building’s completion in the third quarter of 2020, the Company concluded it was no longer the primary beneficiary, resulting in the deconsolidation of the Venture. As of September 30, 2020, the Company derecognized all assets, liabilities and noncontrolling interest related to the Venture, recognized an equity method investment based on the fair value of its interest in 110 North Wacker and recognized a gain on deconsolidation of $267.5 million.

The Partnership was determined to be a VIE, and as the Company had the power to direct the activities of the Partnership that most significantly impact its economic performance, the Company was considered the primary beneficiary and consolidated the Partnership. Additionally, the local developer had the right to require the Company to purchase its interest in the Partnership if the Venture had not been sold or refinanced (with distributions made to the local developer and Company sufficient to repay all capital contributions) within a specified time period. Therefore, the local developer’s redeemable noncontrolling interest in the Partnership was presented as temporary equity as of December 31, 2021, on the Condensed Consolidated Balance Sheets. Given the nature of the Venture’s capital structure and the provisions for the liquidation of assets, the Company’s share of the Venture’s income-producing activities was recognized based on the Hypothetical Liquidation at Book Value (HLBV) method. In 2021, the Company recorded a $17.7 million impairment of its equity investment in the Venture due to a change in the anticipated holding period as it entered into a plan to sell the Partnership’s interest in the Venture.

On March 30, 2022, the Partnership completed the sale of its ownership interest in the Venture for a gross sales price of $208.6 million. Upon sale, the Company recognized income of $5.0 million in Equity in earnings (losses) from real estate and other affiliates in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022. The amount recognized represents: (i) the difference between the sales price less related transaction costs of $17.6 million and the $195.0 million carrying value of the equity investment; (ii) a $0.4 million adjustment to the carrying value of the noncontrolling interest to reflect actual cash proceeds and (iii) $8.6 million of net fair value gains that were reclassed out of Accumulated other comprehensive income (loss) associated with the Venture’s derivative instruments. Based upon the Partnership’s waterfall, $168.9 million of the net sales proceeds were allocated to the Company with the remaining $22.1 million allocated to the local developer.

Upon sale of the equity interest in the Venture, the local developer’s put right that could require the Company to purchase its interest in the Partnership lapsed. Therefore, as of March 31, 2022, the local developer’s redeemable noncontrolling interest in the Partnership was reclassified from temporary equity to Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. However, due to the timing of the sale transaction, the local developer’s share of the sales proceeds were not distributed until April 2022.

The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	$22,500
Net income (loss) attributable to noncontrolling interest	(407)
Disposition of noncontrolling interest related to 110 North Wacker	(22,093)
Balance as of March 31, 2022	$—

Balance as of December 31, 2020	$29,114
Net income (loss) attributable to noncontrolling interest	(1,570)
Share of investee’s other comprehensive income	174
Balance as of March 31, 2021	$27,718

The Lawn Club On January 19, 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (Endorphin Ventures), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. This concept is expected to open in late 2022. Under the terms of the agreement, the Company will fund 80% of the cost to construct the restaurant, and Endorphin Ventures will contribute the remaining 20%. The Company also entered into a lease agreement with HHC Lawn Games, LLC (Lease Agreement) to lease 20,000 square feet of the Fulton Market Building for this venture. The Company will report its ownership interest in accordance with the equity method.

HHC 2022 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (Ssäm Bar) with MomoPier, LLC (Momofuku), an affiliate of the Momofuku restaurant group, to construct and operate a restaurant and bar at Pier 17 in the Seaport. Under the terms of the agreement, the Company funded 89.75% of the costs to construct the restaurant, and Momofuku contributed the remaining 10.25%.

As of March 31, 2022, and December 31, 2021, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying value of Ssäm Bar as of March 31, 2022, is $6.0 million and is classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

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

The Tin Building by Jean-Georges In 2015, the Company formed Fulton Seafood Market, LLC with VS-Fulton Seafood Market, LLC (Fulton Partner) to operate The Tin Building by Jean-Georges, a 53,783 square foot marketplace with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery. The marketplace is expected to open in the second quarter of 2022.

As of March 31, 2022, The Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant related activities that most significantly impact its economic performance. As such, the Company accounts for its ownership interest in accordance with the equity method.

The Company owns 100% of the Tin Building and entered into a lease agreement with Fulton Seafood Market LLC to lease the constructed space for this venture. The Company, as landlord, funded 100% of the development and construction of the Tin Building, and under the terms of the agreement contributes the cash necessary to fund pre-opening, opening and operating costs of Fulton Seafood Market LLC. The Fulton Partner is not required to make any capital contributions under the LLC agreements. Because the Company is unable to quantify the maximum amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure related to loss as a result of this investment is based upon the carrying value of the investment.

Under the LLC agreement, available cash (other than available cash attributable to a capital event) will be distributed 100% to the Company until it receives a cumulative preferred return of 18% per year on its costs incurred in excess of a specified threshold. Available cash will then be allocated 65% to the Company and 35% to the Fulton Partner.

Given the nature of The Tin Building by Jean-Georges’ capital structure and the provisions for the liquidation of assets, the Company’s share of The Tin Building by Jean-Georges’ income-producing activity will be recognized based on the HLBV method. The HLBV calculation utilizes a distribution waterfall that returns available cash attributable to a capital event first, to the Company until 100% of the Company’s unreturned capital amount and the preferred return has been paid in full; then, 65% to the Company and 35% to the Fulton Partner.

The carrying value of The Tin Building by Jean-Georges as of March 31, 2022, is $7.8 million and represents HHC contributions of $11.4 million, partially offset by $3.6 million of equity losses for the current period related to pre-opening expenses.

HHC 2022 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Jean-Georges Restaurants On March 1, 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (Jean-Georges Restaurants) for $45.0 million from JG TopCo LLC (Jean-Georges). Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. The Company concluded that Jean-Georges Restaurants is not a VIE. The Company further concluded that it does not possess a controlling financial interest under the voting model. As such, the Company will account for its ownership interest in accordance with the equity method and recorded its initial investment at cost, inclusive of legal fees and transaction costs. Under the terms of the agreement, all cash distributions and the recognition of income producing activities will be pro rata based on economic ownership interest.

Concurrent with the aforementioned acquisition by the Company of a 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The Company has elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment will be measured at cost, less any identified impairment charges.

Creative Culinary Management Company, LLC (CCMC), a wholly owned subsidiary of Jean-Georges Restaurants, provides management services for certain retail and food and beverages businesses that HHC owns, either wholly or through partnerships with third parties. The Company’s businesses managed by CCMC include The Tin Building by Jean-Georges, The Fulton, The Greens and Malibu Farm. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

The Summit In 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery Land Company (Discovery). The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.8 million has been contributed. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as The Summit sells lots.

As of March 31, 2022, the Company has received cash distributions equal to its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, and Discovery has received cash distributions equal to two times its equity contribution. Any further cash distributions and income-producing activities will be recognized according to equity ownership. As of March 31, 2022, HHC has received $179.1 million in total distributions and Discovery has received $27.0 million in total distributions.

Trillium In the fourth quarter of 2021, simultaneous with the Douglas Ranch land acquisition, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Partners and El Dorado Holdings to form Trillium Development Holding Company, LLC (Trillium) for the purpose of developing the first village within the new Douglas Ranch MPC in Phoenix’s West Valley.

Within the 3,029-acre Trillium development located in the greater Phoenix, Arizona area, JDM Partners owned approximately 2,579 acres and El Dorado Holdings owned approximately 450 acres. Simultaneously with the LLC Agreement, all parties executed the Contribution and Purchase Agreement under which the Company acquired a 50% interest in the land owned by JDM Partners and a 50% interest in the land owned by El Dorado Holdings for $59.0 million, and immediately contributed its ownership interest in the property to Trillium in exchange for a 50% equity interest. At the same time, JDM Partners contributed its remaining 50% interest in its land and El Dorado Holdings contributed its remaining 50% interest in its land to Trillium in exchange for the remaining equity interest. Subsequent to these contributions, member equity interest in Trillium was 50% for the Company, 42.5% for JDM Partners and 7.5% for El Dorado Holdings. The Company will report its ownership interest in accordance with the equity method. Under the terms of the agreement, all future capital contributions, cash distributions and the recognition of income producing activities will be pro rata based on economic ownership interest. The first Trillium land sales are expected to occur by the third quarter of 2022.

HHC 2022 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
West End Alexandria In the fourth quarter of 2021, the Company entered into an Asset Contribution Agreement with Foulger-Pratt Development, LLC (Foulger-Pratt) and Seritage SRC Finance (Seritage). Prior to this agreement, Foulger-Pratt owned 100% interest in Landmark Land Holdings, LLC (West End Alexandria). Pursuant to this agreement, the Company conveyed its 33-acre Landmark Mall property with an agreed upon fair value of $56.0 million and Seritage conveyed an additional 19 acres of land with an agreed upon fair value of $30.0 million to West End Alexandria in exchange for equity interest. Additionally, Foulger-Pratt agreed to contribute $10.0 million to West End Alexandria. Subsequent to these conveyances and contributions, each member received an equity interest proportionate to the agreed upon values, defined as 58.33% for the Company, 31.25% for Seritage, and 10.42% for Foulger-Pratt.

Also in the fourth quarter of 2021, West End Alexandria executed a Purchase and Sale Agreement with the City of Alexandria to sell approximately 11 acres to the City of Alexandria for $54.0 million. The City will lease this land to Inova Health Care Services for construction of a new hospital.

Development plans for the remaining 41 acre property includes approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks and public transportation. Demolition is set to begin in the second quarter of 2022, with completion of the first buildings expected in 2025.

Given the nature of the capital structure, the Company recognizes its allocable share of earnings of the investee based upon the HLBV method. Pursuant to the Amended and Restated Limited Liability Company Agreement, dated November 17, 2021, the distribution waterfall provides that: (i) each member other than Foulger-Pratt is to receive a 15% preferred return, compounded annually, on any preferred capital contributions made to fund controllable cost overruns; (ii) return of any preferred capital contributions on a pro rata basis in proportion to the outstanding preferred capital contributions; (iii) 100% to all members pro rata in accordance with each member’s respective Percentage Interests until each member has received an internal rate of return of 10% on its capital contributions: (iv) 20% to Foulger-Pratt and 80% to all members pro rata in accordance with their respective percentage interests until each member has received an internal rate of return of 15% percent; (v) 100% to Foulger-Pratt until they have received an amount equal to all of its unreturned controllable cost overrun contributions; and (vi) 30% to Foulger-Pratt and 70% to all members pro rata in accordance with their respective percentage interests.

3. Acquisitions and Dispositions

Acquisitions On March 1, 2022, the Company acquired a 25% interest in Jean-Georges Restaurants for $45.0 million and paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants through March 2026. Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. See Note 2 - Investment in Real Estate and Other Affiliates for additional information.

In October 2021, the Company announced the acquisition of Douglas Ranch, a new large-scale master planned community in the West Valley of Phoenix, Arizona. The Company closed on the all-cash purchase of approximately 33,810 acres for a purchase price of $541.0 million. Pursuant to the purchase and sale agreement, $33.8 million of the purchase price was held in escrow related to a six-month option for the seller, or permitted assignee, to repurchase up to 50% interest in Douglas Ranch. The total repurchase price payable for the option is $270.5 million, which consists of a payment of $236.7 million and the $33.8 million withheld at the initial closing, plus 50% of any costs incurred to manage and maintain Douglas Ranch from the time of the original closing through the date that the option is exercised.

On April 13, 2022, the purchase and sale agreement was amended to extend the term of the option to June 17, 2022, and grant a minimum purchase of a 9.24% interest in Douglas Ranch for $50.0 million and up to a maximum purchase of a 50% interest for $270.5 million. The $33.8 million amount currently held in escrow will be applied to reduce the seller’s purchase price provided they exercise the minimum purchase amount of $50.0 million. However, if the seller does not repurchase the minimum purchase amount on or before June 17, 2022, it forfeits the $33.8 million currently held in escrow.

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

Dispositions On March 30, 2022, the Company completed the sale of its ownership interest in 110 North Wacker for $208.6 million. See Note 2 - Investment in Real Estate and Other Affiliates for additional information.
HHC 2022 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

On December 22, 2021, the Company completed the sale of Century Park, a 63-acre, 1,302,597 square foot campus with 17 office buildings in the West Houston Energy Corridor, for $25.0 million resulting in a loss on sale of $7.4 million, inclusive of approximately $0.4 million in related transaction costs. The loss on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations. This asset was previously impaired during the second quarter of 2021.

On September 16, 2021, the Company completed the sale of The Woodlands Resort, The Westin at The Woodlands and Embassy Suites at Hughes Landing for $252.0 million resulting in a gain on sale of $39.1 million, inclusive of approximately $2.9 million in related transaction costs. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations. Additionally, as part of the sale, the Company repaid $132.3 million of debt directly associated with the properties sold.

On May 7, 2021, the Company completed the sale of Monarch City, a property comprised of approximately 229 acres of undeveloped land in Collin County, Texas, for $51.4 million, resulting in a gain on sale of $21.3 million, inclusive of approximately $1.5 million in related transaction costs. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations.

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2022 and 2021.

Each investment in real estate and other affiliates discussed in Note 2 - Investment in Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment in a real estate and other affiliate is deemed to be other-than-temporary, the investment in such real estate and other affiliates is reduced to its estimated fair value. No impairment charges were recorded for Investment in real estate and other affiliates during the three months ended March 31, 2022 and 2021.

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

5. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets:

thousands	March 31, 2022	December 31, 2021	$ Change
Special Improvement District receivable	$82,413	$86,165	$(3,752)
Security, escrow and other deposits	47,307	45,546	1,761
Condominium inventory (a)	46,155	57,507	(11,352)
In-place leases	43,064	44,225	(1,161)
Intangibles	28,933	29,752	(819)
Prepaid expenses	18,898	21,370	(2,472)
Other	13,197	7,874	5,323
Tenant incentives and other receivables	7,826	6,623	1,203
TIF receivable	1,186	855	331
Food and beverage and lifestyle inventory	808	1,039	(231)
Prepaid expenses and other assets, net	$289,787	$300,956	$(11,169)
(a)The decrease in Condominium inventory is primarily attributable to the closing on inventory units at ‘A’ali’i.

HHC 2022 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses:

thousands	March 31, 2022	December 31, 2021	$ Change
Condominium deposit liabilities (a)	$406,053	$368,997	$37,056
Construction payables	291,676	284,384	7,292
Deferred income	64,133	71,902	(7,769)
Other (b)	54,272	23,310	30,962
Accounts payable and accrued expenses (c)	48,734	72,828	(24,094)
Tenant and other deposits	36,689	30,943	5,746
Accrued interest (d)	24,390	47,738	(23,348)
Accrued real estate taxes	18,060	26,965	(8,905)
Accrued payroll and other employee liabilities (e)	15,133	29,648	(14,515)
Interest rate swap liabilities (f)	7,613	26,452	(18,839)
Accounts payable and accrued expenses	$966,753	$983,167	$(16,414)
(a)The increase in Condominium deposit liabilities is primarily attributable to contracted sales at The Park Ward Village.
(b)The increase in Other is primarily attributable to the reclassification of the 110 North Wacker redeemable noncontrolling interest of $22.1 million from temporary equity to Other. The amount was distributed in April 2022. See Note 2 - Investment in Real Estate and Other Affiliates for details.
(c)The decrease in Accounts payable and accrued expenses is primarily attributable to a change in accrual amounts related to repurchases of common stock in December 2021 and March 2022.
(d)The decrease in Accrued interest is primarily due to the timing of semi-annual interest payments on the Company’s Senior Notes.
(e)The decrease in Accrued payroll and other employee liabilities is primarily due to the payment of the 2021 annual incentive bonus in the first quarter of 2022.
(f)The decrease in Interest rate swap liabilities is due to an increase of the one-month London Interbank Offered Rate (LIBOR) forward curve for the periods presented.

6. Mortgages, Notes and Loans Payable, Net

Mortgages, notes and loans payable, net are summarized as follows:

thousands	March 31, 2022	December 31, 2021
Fixed-rate debt
Unsecured 5.375% Senior Notes due 2028	$750,000	$750,000
Unsecured 4.125% Senior Notes due 2029	650,000	650,000
Unsecured 4.375% Senior Notes due 2031	650,000	650,000
Secured mortgages, notes and loans payable	1,079,132	1,006,428
Special Improvement District bonds	68,590	69,131
Variable-rate debt (a)
Secured Bridgeland Notes due 2026	275,000	275,000
Mortgages, notes and loans payable	1,249,830	1,238,857
Unamortized deferred financing costs (b)	(47,602)	(48,259)
Total mortgages, notes and loans payable, net	$4,674,950	$4,591,157
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

Debt Collateral Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of March 31, 2022, land, buildings and equipment and developments with a net book value of $4.8 billion have been pledged as collateral for HHC’s mortgages, notes and loans payable.

HHC 2022 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Credit Facilities In 2018, the Company entered into a $700.0 million loan agreement, which provided for a $615.0 million term loan (the Term Loan) and an $85.0 million revolver loan (the Revolver Loan and together with the Term Loan, the Senior Secured Credit Facility or the Loans), which is included in Variable-rate debt above. Concurrent with the sale of The Westin at The Woodlands and Embassy Suites at Hughes Landing in September 2021, $181.8 million was repaid on the Term Loan, of which $69.8 million was directly associated with the properties sold. Refer to Note 3 - Acquisitions and Dispositions for additional information. As of March 31, 2022, the Company had $242.2 million of outstanding borrowings on the Term Loan. The Company has a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan. As of March 31, 2022, the Company had no outstanding borrowings under the Revolver Loan. The Loans are secured by a first priority security interest in certain of the Company’s properties.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. During the three months ended March 31, 2022, no new SID bonds were issued and no obligations were assumed by buyers.

Debt Compliance As of March 31, 2022, the Company did not meet the debt service coverage ratios for the Two Hughes Landing and 4 Waterway Square loans, which did not have a material impact on the Company’s liquidity.

Financing Activity During the Three Months Ended March 31, 2022

The Company’s borrowing activity is summarized as follows:

thousands	Initial / Extended Maturity (a)	Interest Rate		Carrying Value
Balance at December 31, 2021				$4,591,157
Borrowings:
Two Summerlin	February 2027 / February 2029	3.43%	(b)	40,800
One Merriweather	February 2032	3.53%	(c)	49,800
Two Merriweather	February 2032	3.83%	(d)	25,600
Draws on existing mortgages, notes and loans payable				58,875
Repayments:
Senior Secured Credit Facility	September 2023	4.61%	(c)	(74,482)
Repayments on existing mortgages, notes and loans payable				(17,457)
Other:
Deferred financing costs, net				657
Balance at March 31, 2022				$4,674,950
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
(b)In February 2022, the Company closed on a $40.8 million non-recourse financing of Two Summerlin which was previously unencumbered. The loan bears interest at Secured Overnight Financing Rate (SOFR) plus 1.75% with an initial maturity of February 2027 and two one-year extension options. Concurrent with the funding of the loan, the Company entered into an interest rate swap agreement with a notional amount equal to the principal amount of the loan and an interest rate of 3.425%.
(c)In January 2022, the Company closed on a $49.8 million non-recourse, interest-only financing of One Merriweather. The loan bears interest at 3.525% with maturity in February 2032. Proceeds from this financing were used to repay a portion of the Senior Secured Credit Facility.
(d)In January 2022, the Company closed on a $25.6 million non-recourse, interest-only financing of Two Merriweather which was previously unencumbered. The loan bears interest at 3.825% with maturity in February 2032.

HHC 2022 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Additional Financing Activity In February 2022, the Company closed on a $12.8 million construction loan for two medical office building projects in The Woodlands, the Creekside Park Medical Plaza and the Memorial Hermann Health System Build-to-Suit. The three-year financing has two one-year extensions and bears interest at SOFR plus 2.05%, which reduces to SOFR plus 1.85% upon stabilization of both properties. There were no outstanding borrowings as of March 31, 2022.

In April 2022, the Company closed on a $19.5 million non-recourse financing of 20/25 Waterway Avenue, replacing the existing loan, with $4.2 million withheld until the release of upcoming tenant expirations. The loan matures in April 2026 with a one-year extension option and bears interest at SOFR plus 2.50%, and is interest only for the first three years with 25-year amortization thereafter.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$7,665	$—	$7,665	$—	$1,257	$—	$1,257	$—

Liabilities:
Interest rate derivative liabilities	$7,613	$—	$7,613	$—	$26,452	$—	$26,452	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2022		December 31, 2021
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,053,520	$1,053,520	$1,216,637	$1,216,637
Accounts receivable, net (a)	Level 3	86,810	86,810	86,388	86,388
Notes receivable, net (b)	Level 3	7,192	7,192	7,561	7,561

Liabilities:
Fixed-rate debt (c)	Level 2	3,197,722	3,110,018	3,125,559	3,186,139
Variable-rate debt (c)	Level 2	1,524,830	1,524,830	1,513,857	1,513,857
(a)Accounts receivable, net is shown net of an allowance of $15.9 million at March 31, 2022, and $16.5 million at December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
HHC 2022 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(b)Notes receivable, net is shown net of an allowance of $0.1 million at March 31, 2022, and $0.2 million at December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
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

Assessments of hedge effectiveness are performed quarterly using regression analysis. The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive income (loss) (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. Derivatives accounted for as cash flow hedges are classified in the same category in the Condensed Consolidated Statements of Cash Flows as the items being hedged. Gains and losses from derivative financial instruments are reported in Cash provided by (used in) operating activities within the Condensed Consolidated Statements of Cash Flows.

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no events of default as of March 31, 2022, or as of December 31, 2021.

HHC 2022 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the three months ended March 31, 2022, and the year ended December 31, 2021, there were no termination events. The Company recorded a $0.3 million reduction in Interest expense during the three months ended March 31, 2022, and a $0.8 million reduction in Interest expense during the three months ended March 31, 2021, related to the amortization of terminated swaps.

The Company did not settle any derivatives during the three months ended March 31, 2022, or the year ended December 31, 2021.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that an additional $6.6 million of net loss will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

The following table summarizes certain terms of the Company’s derivative contracts:

							Fair Value Asset (Liability)
thousands		Balance Sheet Location	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	March 31, 2022	December 31, 2021
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	(c)	Prepaid expenses and other assets, net	$285,000	2.00%	3/12/2021	9/15/2023	$2,577	$300
Interest rate cap	(c)	Prepaid expenses and other assets, net	83,200	2.00%	3/12/2021	9/15/2023	753	87
Interest rate cap		Prepaid expenses and other assets, net	75,000	5.00%	8/31/2020	10/17/2022	—	—
Interest rate cap	(d)	Prepaid expenses and other assets, net	75,000	2.50%	10/12/2021	9/29/2025	1,862	485
Interest rate cap	(e)	Prepaid expenses and other assets, net	59,500	2.50%	10/12/2021	9/29/2025	1,477	385

Derivative instruments designated as hedging instruments:
Interest rate swap	(f)	Accounts payable and accrued expenses	$615,000	2.96%	9/21/2018	9/18/2023	$(7,193)	$(23,477)
Interest rate swap	(g)	Prepaid expenses and other assets, net	40,800	3.43%	3/1/2022	2/18/2027	996	—
Interest rate swap	(h)	Accounts payable and accrued expenses	35,479	4.89%	11/1/2019	1/1/2032	(420)	(2,975)

Total fair value derivative assets							$7,665	$1,257
Total fair value derivative liabilities							(7,613)	(26,452)
Total fair value derivatives, net							$52	$(25,195)
(a)These rates represent the strike rate on HHC’s interest swaps and caps.
(b)Interest expense included in the Condensed Statements of Operations for the three months ended March 31, 2022, and the year ended December 31, 2021, related to these contracts was not material.
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
(g)Concurrent with the closing of the $40.8 million financing of Two Summerlin in the first quarter of 2022, the Company entered into this interest rate swap which is designated as a cash flow hedge.
(h)Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails in 2019, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022, and 2021:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
thousands	2022	2021
Interest rate derivatives	$11,742	$3,383

HHC 2022 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

	Amount of Gain (Loss) Reclassified from AOCI into Operations
Location of Gain (Loss) Reclassified from AOCI into Operations	Three Months Ended March 31,
thousands	2022	2021
Interest expense	$(3,335)	$(2,973)

	Total Interest Expense Presented in the Results of Operations in which the Effects of Cash Flow Hedges are Recorded
Interest Expense Presented in Results of Operations	Three Months Ended March 31,
thousands	2022	2021
Interest expense	$27,438	$34,210

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

The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.4 million as of March 31, 2022, and $28.5 million as of December 31, 2021. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value of $9.4 million.

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

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. The Company recorded total expenses of $99.2 million for the estimated repair costs related to this matter during 2020, with an additional $21.0 million charged during 2021. These amounts were included in Condominium rights and unit cost of sales in the Condensed Consolidated Statements of Operations. As of March 31, 2022, a total of $82.1 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

HHC 2022 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Environmental Matters The Company purchased its 250 Water Street property in the Seaport in June 2018. The site is currently used as a parking lot while the Company continues to move forward with redevelopment planning. The Company engaged a third-party specialist to perform a Phase I Environmental Site Assessment (ESA), and the ESA identified, among other findings, the existence of mercury in the soil at levels above New York State regulatory criteria. The site is in the State Brownfield Cleanup Program and will be remediated under this program. The normal operations of the parking lot do not require the property to be remediated, and the Company had not started any redevelopment activities as of March 31, 2022. As a result, the potential remediation had no financial impact for the three months ended March 31, 2022.

Letters of Credit and Surety Bonds As of March 31, 2022, the Company had outstanding letters of credit totaling $5.1 million and surety bonds totaling $321.7 million. As of December 31, 2021, the Company had outstanding letters of credit totaling $5.1 million and surety bonds totaling $331.0 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.5 million for the three months ended March 31, 2022, compared to $1.7 million for the three months ended March 31, 2021. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements In conjunction with the execution of the ground lease for the Seaport, the Company executed a completion guarantee for the redevelopment of the Tin Building. The completion guaranty for the Tin Building is for the core and shell construction, which is now complete. The Company is working with the New York City Economic Development Corporation to relinquish the guarantee.

The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that as of March 31, 2022, any obligations to pay special taxes are not probable.

As part of the Company’s development permits with the Hawai’i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha and Ae‘o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i are included in the ‘A‘ali‘i tower. The reserved units for Kō'ula and Victoria Place, the two towers under construction, will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to satisfy the remaining reserved housing guarantee in the community. As a result of this guarantee, the Company expects reserved housing towers to be delivered on a break-even basis.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of March 31, 2022, and December 31, 2021.

10. Income Taxes

	Three Months Ended March 31,
thousands except percentages	2022	2021	$ Change
Income tax expense (benefit)	$701	$(21,205)	$21,906
Income (loss) before income taxes	2,872	(89,364)	92,236
Effective tax rate	24.4%	23.7%	NM

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

HHC 2022 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

11. Warrants

On October 7, 2016, the Company entered into a warrant agreement with David R. O’Reilly, (O’Reilly Warrant) prior to his appointment to his previous position of Chief Financial Officer. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant became exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions, and will expire on October 2, 2022. The O’Reilly Warrant was not exercised as of March 31, 2022.

On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its then Chief Executive Officer, David R. Weinreb, (Weinreb Warrant) and then President, Grant Herlitz, (Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions. The Weinreb Warrant expires June 15, 2023, and the Herlitz Warrant expires October 3, 2023. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without cause under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment. The warrant expiration dates remain unchanged. Neither of these warrants were exercised as of March 31, 2022.

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

thousands
Balance as of December 31, 2021	$(14,457)
Other comprehensive income (loss) before reclassifications	11,742
(Gain) loss reclassified from accumulated other comprehensive loss to net income	3,335
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Net current-period other comprehensive loss	8,354
Balance as of March 31, 2022	$(6,103)

Balance as of December 31, 2020	$(38,590)
Other comprehensive income (loss) before reclassifications	3,383
(Gain) loss reclassified from accumulated other comprehensive loss to net income	2,973
Share of investee's other comprehensive income	1,217
Net current-period other comprehensive loss	7,573
Balance as of March 31, 2021	$(31,017)
(a)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. See Note 2 - Investment in Real Estate and Other Affiliates for additional information.

HHC 2022 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended March 31,		Affected line items in the Statements of Operations
thousands	2022	2021
(Gains) losses on cash flow hedges	$4,331	$3,801	Interest expense
Company's share of previously deferred derivative gains	(8,636)	—	Equity in earnings (losses) from real estate and other affiliates
Income tax expense (benefit)	917	(828)	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(3,388)	$2,973

13. Earnings Per Share

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended March 31,
thousands except per share amounts	2022	2021
Net income (loss)
Net income (loss)	$2,171	$(68,159)
Net (income) loss attributable to noncontrolling interests	(49)	1,565
Net income (loss) attributable to common stockholders	$2,122	$(66,594)

Shares
Weighted-average common shares outstanding - basic	52,453	55,678
Restricted stock and stock options	48	—
Weighted-average common shares outstanding - diluted	52,501	55,678

Net income (loss) per common share
Basic income (loss) per share	$0.04	$(1.20)
Diluted income (loss) per share	$0.04	$(1.20)

For the three months ended March 31, 2022, the diluted EPS computation excludes 247,287 shares of stock options and 297,816 shares of restricted stock because their effect is anti-dilutive. For the three months ended March 31, 2021, the diluted EPS computation excludes 296,012 shares of stock options and 486,164 shares of restricted stock because their effect is anti-dilutive. For both periods, the diluted EPS computation excludes 2,103,485 shares related to the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant because their effect is anti-dilutive.

Common Stock Repurchases In October 2021, the Company’s board of directors (Board) authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open market transactions. During the fourth quarter of 2021, the Company repurchased 1,023,284 shares of its common stock, par value $0.01 per share, for $96.6 million, or approximately $94.42 per share. During the first quarter of 2022, the Company repurchased an additional 1,579,646 shares of its common stock, for $153.4 million, or approximately $97.10 per share, thereby completing all authorized purchases under the October 2021 program.

In March 2022, the Board, authorized an additional share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During the first quarter of 2022, the Company repurchased 171,022 shares of its common stock, for $17.3 million, or approximately $101.09 per share under the March 2022 program. The Company repurchased an additional 1,079,000 shares of its common stock, for $109.0 million, or approximately $100.98 per share, through May 3, 2022. All purchases were funded with cash on hand.
HHC 2022 FORM 10-Q | 24

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
thousands	2022	2021
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$19,616	$37,167
Master Planned Communities land sales	61,468	37,477
Builder price participation	14,496	6,794
Total	95,580	81,438

Recognized at a point in time or over time:
Other land, rental and property revenues	19,537	23,243

Rental and lease-related revenues
Rental revenue	95,109	85,899
Total revenues	$210,226	$190,580

Revenues by segment
Operating Assets revenues	$99,687	$96,439
Master Planned Communities revenues	80,692	48,287
Seaport revenues	9,376	7,453
Strategic Developments revenues	20,456	38,300
Corporate revenues	15	101
Total revenues	$210,226	$190,580

HHC 2022 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance as of December 31, 2021	$431,177
Consideration earned during the period	(31,897)
Consideration received during the period	68,389
Balance as of March 31, 2022	$467,669

Balance as of December 31, 2020	$360,416
Consideration earned during the period	(43,967)
Consideration received during the period	61,221
Balance as of March 31, 2021	$377,670

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of March 31, 2022, is $2.2 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	Thereafter
Total remaining unsatisfied performance obligations	$798,793	$793,184	$635,819

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

15. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of March 31, 2022.

HHC 2022 FORM 10-Q | 26

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

The Company’s leased assets and liabilities are as follows:

thousands	March 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets, net	$56,175	$57,022
Liabilities
Operating lease obligations	69,157	69,363

The components of lease expense are as follows:

	Three Months Ended March 31,
thousands	2022	2021
Operating lease cost	$2,069	$2,181
Variable lease costs	374	114
Net lease cost	$2,443	$2,295
Future minimum lease payments as of March 31, 2022, are as follows:

thousands	Operating Leases
Remainder of 2022	$4,788
2023	6,348
2024	6,315
2025	4,925
2026	4,694
Thereafter	275,230
Total lease payments	302,300
Less: imputed interest	(233,143)
Present value of lease liabilities	$69,157

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Three Months Ended March 31,
thousands	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,741	$1,807
HHC 2022 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Other Information	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (years)
Operating leases	38.8	37.2
Weighted-average discount rate
Operating leases	7.7%	7.8%
Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately four years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of March 31, 2022, are as follows:

	Three Months Ended March 31,
thousands	2022	2021
Total minimum rent payments	$57,429	$53,342

Total future minimum rents associated with operating leases are as follows as of March 31, 2022:

thousands	Total Minimum Rent
Remainder of 2022	$226,561
2023	217,506
2024	208,275
2025	179,738
2026	158,531
Thereafter	675,771
Total	$1,666,382
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
HHC 2022 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
–Seaport – consists of approximately 461,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building as well as the 250 Water Street parking lot, and equity interest in Jean-Georges Restaurants.
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended March 31, 2022
Total revenues	$99,687	$80,692	$9,376	$20,456	$210,211
Total operating expenses	(46,615)	(36,896)	(18,859)	(18,077)	(120,447)
Segment operating income (loss)	53,072	43,796	(9,483)	2,379	89,764
Depreciation and amortization	(38,430)	(90)	(7,823)	(1,332)	(47,675)
Interest income (expense), net	(20,118)	10,422	(47)	3,989	(5,754)
Other income (loss), net	(169)	—	350	(485)	(304)
Equity in earnings (losses) from real estate and other affiliates	15,175	5,550	(3,711)	898	17,912
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	(9)	(9)
Gain (loss) on extinguishment of debt	(282)	—	—	—	(282)
Segment EBT	$9,248	$59,678	$(20,714)	$5,440	$53,652
Corporate income, expenses and other items					(51,481)
Net income (loss)					2,171
Net (income) loss attributable to noncontrolling interests					(49)
Net income (loss) attributable to common stockholders					$2,122

Three Months Ended March 31, 2021
Total revenues	$96,439	$48,287	$7,453	$38,300	$190,479
Total operating expenses	(47,234)	(23,267)	(12,506)	(59,623)	(142,630)
Segment operating income (loss)	49,205	25,020	(5,053)	(21,323)	47,849
Depreciation and amortization	(39,651)	(72)	(6,835)	(1,598)	(48,156)
Interest income (expense), net	(19,000)	10,757	102	1,101	(7,040)
Other income (loss), net	(10,098)	—	(336)	—	(10,434)
Equity in earnings (losses) from real estate and other affiliates	(11,404)	27,650	(352)	(98)	15,796
Gain (loss) on extinguishment of debt	(836)	—	—	—	(836)
Segment EBT	$(31,784)	$63,355	$(12,474)	$(21,918)	$(2,821)
Corporate income, expenses and other items					(65,338)
Net income (loss)					(68,159)
Net (income) loss attributable to noncontrolling interests					1,565
Net income (loss) attributable to common stockholders					$(66,594)
(a)Total revenues includes hospitality revenues of $7.7 million for the three ended March 31, 2021. Total operating expenses includes hospitality operating costs of $7.9 million for the three ended March 31, 2021. In September 2021, the Company completed the sale of its three hospitality properties.
HHC 2022 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	March 31, 2022	December 31, 2021
Operating Assets	$3,543,302	$3,607,718
Master Planned Communities	3,066,995	3,056,240
Seaport	1,121,784	1,046,992
Strategic Developments	1,350,270	1,193,549
Total segment assets	9,082,351	8,904,499
Corporate	385,336	677,195
Total assets	$9,467,687	$9,581,694
HHC 2022 FORM 10-Q | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q (the Quarterly Report) and in The Howard Hughes Corporation’s (HHC or the Company) annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on February 28, 2022 (the Annual Report). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

HHC 2022 FORM 10-Q | 31

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated herein by reference. Currently, one of the most significant factors is the unknown future adverse impact of COVID-19 on our financial condition, results of operations, cash flows and performance, on our industry, and on the global economy and financial markets. The extent to which COVID-19 will continue to impact us depends on future developments that remain uncertain and cannot be predicted with confidence, including the scope and duration of the pandemic, actions taken by governments and authorities to contain or mitigate the impact of the virus, the speed of distribution and effectiveness of vaccines, the impact of ongoing and future mutations of the virus, and the short and long-term economic and consumer behavior impact caused by the pandemic. In addition, you should interpret many of the risks identified below and set forth in our 2021 Annual Report on Form 10-K (2021 Annual Report), as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:
–the impact of the ongoing COVID-19 pandemic on our business, our tenants and the economy in general, including as described above;
–a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium development, retail and office sectors;
–potential changes in the financial markets, interest rates and inflation;
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
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business;
–contamination of our properties by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our data security, as well as losses that are not insured or exceed the applicable insurance limits;
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners;
–catastrophic events or geo-political conditions, such as the COVID-19 pandemic and resurgence of different variants, issues with the global supply chain, the recent invasion by Russia of Ukraine and any further escalation of hostilities which may impact the global energy supply, that may disrupt our business;
HHC 2022 FORM 10-Q | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2021 Annual Report. The risk factors contained in our 2021 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.
HHC 2022 FORM 10-Q | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

OVERVIEW

Description of Business

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

We operate through four business segments: Operating Assets, MPCs, Strategic Development and Seaport. We create a unique and continuous value-creation cycle through our operational and financial synergies associated with our three primary business segments of Operating Assets, MPCs and Strategic Developments. In our MPC segment, we plan, develop and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders that build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate time using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once the commercial developments are completed, the assets transition to Operating Assets, which increase recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle. Our fourth business segment, the Seaport, is one of the few multi-block districts largely under private management by a single owner in New York City. This historic waterfront area is being revitalized and enhanced into a mixed-use neighborhood featuring unique culinary and entertainment offerings.

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

COVID-19 Pandemic The outbreak of COVID-19 resulted in a negative impact on our financial performance in 2020, particularly in our Operating Asset and Seaport segments. However, we saw significant performance improvement during the second half of the 2020 that continued through 2021, with full-year 2021 segment results equaling or exceeding pre-pandemic levels for the majority of our segments.

HHC 2022 FORM 10-Q | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

First Quarter 2022 Highlights

Comparison of the three months ended March 31, 2022, to the three months ended March 31, 2021

Total Company
–Net income attributable to common stockholders increased to $2.1 million, or $0.04 per diluted share, for the three months ended March 31, 2022, compared to loss of $66.6 million, or $(1.20) per diluted share, for the three months ended March 31, 2021.
–We continue to maintain a strong liquidity position with $688.0 million of cash and cash equivalents and available capacity of $85 million on the revolver portion of our credit facilities as of March 31, 2022, with limited near-term debt maturities.
–On March 1, 2022, the Company acquired a 25% interest in Jean-Georges Restaurants for $45.0 million and paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants through March 2026.
–On March 30, 2022, the Company completed the sale of its ownership interest in 110 North Wacker for net proceeds of $168.9 million on a net investment of $12.7 million.

Capital and Financing Activities
–In January 2022, the Company closed on a $49.8 million non-recourse, interest-only financing of One Merriweather. The loan bears interest at 3.525% with maturity in February 2032. Proceeds from this financing and additional payments using cash on hand were used to repay $74.5 million on the Senior Secured Credit Facility in the first quarter.
–In January 2022, the Company closed on a $25.6 million non-recourse, interest-only financing of Two Merriweather which was previously unencumbered. The loan bears interest at 3.825% with maturity in February 2032.
–In February 2022, the Company closed on a $40.8 million non-recourse financing of Two Summerlin which was previously unencumbered. The loan bears interest at SOFR plus 1.75% with an initial maturity of February 2027 and two one-year extension options. Concurrent with the funding of the loan, the Company entered into an interest rate swap agreement with a notional amount equal to the principal amount of the loan and an interest rate of 3.425%.
–Repurchased 1,750,668 shares of common stock funded with $170.7 million of cash on hand at an average price of $97.49 per share.

Operating Assets
–Operating Assets NOI totaled $50.5 million in the current quarter, a $6.4 million or 14% increase compared to $44.1 million in the prior-year period.
–Multi-family NOI increased $5.4 million compared to the prior-year period, primarily due to lease-up at our newer properties, including The Lane at Waterway, Two Lakes Edge, and Creekside Park The Grove in The Woodlands and Juniper Apartments in Downtown Columbia that are all at or near full occupancy.
–Retail NOI increased $1.5 million compared to the prior-year period, primarily due to improved rent collections of 90.4% compared to 77.5% in the prior-year period.
–Office NOI decrease $0.7 million compared to the prior-year period, largely due to abatements on recent lease renewals and certain lease expirations in The Woodlands that have since been backfilled with new tenants subsequent to the end of the first quarter. This was offset by increased NOI in Downtown Columbia following the expiration of rent abatements at 6100 Merriweather.

MPC
–MPC EBT totaled $59.7 million in the current quarter, a $3.7 million or 6% decrease compared to $63.4 million in the prior-year period.
–The decrease in EBT was primarily due to lower Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of fewer unit closings in the first quarter of 2022 as compared to the same period in 2021, partially offset by higher land sales revenues at Summerlin and Bridgeland and higher builder price participation primarily at Summerlin due to more eligible home closings in 2022.
–The increase in land sales revenues primarily related to higher commercial land sales at Summerlin due to the sale of 16.6 acres of institutional land for approximately $26 million in 2022, compared to no institutional land sales in the first quarter of 2021, and an increase in acres sold and price per acre at Bridgeland.

HHC 2022 FORM 10-Q | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents
Seaport
–Seaport NOI totaled a loss of $5.7 million in the current quarter, a $1.5 million or 35% decrease compared to a loss of $4.2 million in the prior-year period, primarily due to a decrease in our managed businesses, while our landlord entities and events, sponsorships and catering business remained relatively flat.
–Managed Business NOI decreased $2.0 million compared to the prior-year period. While activity increased for the quarter due to recovery from the COVID-19 pandemic and new restaurant concepts launched in 2021 including Mister Dips, Carne Mare and seasonal pop-ups, expenses outpaced revenues, due to increases in food and beverage costs, and increases in labor costs due to a strategic decision to maintain staffing levels to ensure workforce retention heading into the summer season and the Tin Building opening.

Strategic Developments
–Strategic Developments EBT totaled $5.4 million in the current quarter, a $27.4 million increase compared to a loss of $21.9 million in the prior-year period.
–The increase in EBT was primarily attributable to a prior-year accrual of $20.5 million related to defect remediation at Waiea, and the timing of condominium closings.
–We continued to experience strong condominium unit sales in Ward Village, evidenced by the 37 condominium units we contracted to sell during the first quarter of 2022 at our towers that are completed or under construction.
–Victoria Place, which began construction in February 2021, accounted for two of the units contracted during the quarter and was 99.7% presold as of March 31, 2022. Subsequent to quarter end, we contracted the remaining unit, resulting in Victoria Place being completed sold.
–The Park Ward Village, our eighth condominium project at Ward Village, began public sales in July 2021 and as of March 31, 2022, we have entered into contracts for 483 units, representing 88.6% of total units.
–Our ninth condominium project, Ulana Ward Village, was announced in 2021, with all units designated as workforce housing units offered to local residents who meet certain maximum income and net worth requirements. In March 2022, the Company advanced the lottery for local residents. As of May 5, 2022, we have entered into contracts for 576 units, representing 82.8% of total units.
–We began construction of Creekside Park Medical Plaza, a 33,000 square-foot multi-tenant medical office building in The Woodlands.

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

HHC 2022 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents
A reconciliation between EBT and Net income is presented below:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended March 31, 2022
Total revenues	$99,687	$80,692	$9,376	$20,456	$210,211
Total operating expenses	(46,615)	(36,896)	(18,859)	(18,077)	(120,447)
Segment operating income (loss)	53,072	43,796	(9,483)	2,379	89,764
Depreciation and amortization	(38,430)	(90)	(7,823)	(1,332)	(47,675)
Interest income (expense), net	(20,118)	10,422	(47)	3,989	(5,754)
Other income (loss), net	(169)	—	350	(485)	(304)
Equity in earnings (losses) from real estate and other affiliates	15,175	5,550	(3,711)	898	17,912
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	(9)	(9)
Gain (loss) on extinguishment of debt	(282)	—	—	—	(282)
Segment EBT	$9,248	$59,678	$(20,714)	$5,440	$53,652
Corporate income, expenses and other items					(51,481)
Net income (loss)					2,171
Net (income) loss attributable to noncontrolling interests					(49)
Net income (loss) attributable to common stockholders					$2,122

Three Months Ended March 31, 2021
Total revenues	$96,439	$48,287	$7,453	$38,300	$190,479
Total operating expenses	(47,234)	(23,267)	(12,506)	(59,623)	(142,630)
Segment operating income (loss)	49,205	25,020	(5,053)	(21,323)	47,849
Depreciation and amortization	(39,651)	(72)	(6,835)	(1,598)	(48,156)
Interest income (expense), net	(19,000)	10,757	102	1,101	(7,040)
Other income (loss), net	(10,098)	—	(336)	—	(10,434)
Equity in earnings (losses) from real estate and other affiliates	(11,404)	27,650	(352)	(98)	15,796
Gain (loss) on extinguishment of debt	(836)	—	—	—	(836)
Segment EBT	$(31,784)	$63,355	$(12,474)	$(21,918)	$(2,821)
Corporate income, expenses and other items					(65,338)
Net income (loss)					(68,159)
Net (income) loss attributable to noncontrolling interests					1,565
Net income (loss) attributable to common stockholders					$(66,594)
(a)Total revenues includes hospitality revenues of $7.7 million for the three months ended March 31, 2021. Total operating expenses includes hospitality operating costs of $7.9 million for the three months ended March 31, 2021. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2022 FORM 10-Q | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Net income attributable to common stockholders was $2.1 million for the three months ended March 31, 2022, an increase of $68.7 million, compared to the prior-year period.

For the three months ended March 31, 2022:

Total segment EBT increased $56.5 million compared to the prior-year period primarily due to the following:
–higher Operating Assets EBT primarily due to an increase in equity earnings related to the sale of 110 North Wacker and an increase in Rental revenue primarily due to multi-family properties placed in service leasing up faster than expected and continued increases in collections at our retail portfolio in 2022
–higher Strategic Development EBT primarily attributable to a prior-year accrual of $20.5 million related to defect remediation at Waiea, and timing of condominium closings. The Company closed on 24 units at ‘A‘ali‘i in 2022, compared to 4 units at Waiea and 1 unit at Anaha in 2021.
–lower Seaport EBT due to expenses outpacing revenues, primarily due to increased food, beverage and labor costs and a decrease in equity earnings primarily related to pre-opening costs for The Tin Building by Jean-Georges in 2022
–lower MPC EBT primarily due to lower Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of fewer unit closings in the first quarter of 2022, compared to the same period in 2021, partially offset by higher commercial land sales revenues at Summerlin related to the sale of 16.6 acres for approximately $26 million in 2022 and higher builder price participation primarily at Summerlin due to more eligible home closings in 2022
–loss on the settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021, that did not repeat in 2022

Net expenses related to Corporate income, expenses and other items decreased $13.9 million compared to the prior-year period primarily due to the following:
–decrease in net expense due to a loss on extinguishment of debt related to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 during the first quarter of 2021
–decrease in net expense due to lower corporate interest expense, net primarily as a result of the change in value related to derivative instruments, and prepayment penalties and changes in interest related to the repurchase of the $1.0 billion 5.375% Senior Notes in the first quarter of 2021, partially offset by the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021
–increase in income tax expense, primarily due to an increase in income before income taxes
–increase in general and administrative expense primarily attributable to an increase in severance costs related to the former Chief Financial Officer, as well as increases in consulting, and marketing and events expenses

See segment discussions for more detail of the changes described above.

HHC 2022 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport, which are reported in the Seaport segment for all periods presented.

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended March 31,
thousands	2022	2021	$ Change
Rental Revenue	$93,606	$83,499	$10,107
Other land, rental and property revenues	6,081	12,940	(6,859)
Total revenues	99,687	96,439	3,248

Operating costs	(31,635)	(35,143)	3,508
Rental property real estate taxes	(14,159)	(12,722)	(1,437)
(Provision for) recovery of doubtful accounts	(821)	631	(1,452)
Total operating expenses	(46,615)	(47,234)	619
Segment operating income (loss)	53,072	49,205	3,867
Depreciation and amortization	(38,430)	(39,651)	1,221
Interest income (expense), net	(20,118)	(19,000)	(1,118)
Other income (loss), net	(169)	(10,098)	9,929
Equity in earnings (losses) from real estate and other affiliates	15,175	(11,404)	26,579
Gain (loss) on extinguishment of debt	(282)	(836)	554
Segment EBT	$9,248	$(31,784)	$41,032

For the three months ended March 31, 2022:

Operating Assets segment EBT increased $41.0 million compared to the prior-year period primarily due to the following:
–increase in equity earnings from the recognition of income upon the sale of 110 North Wacker primarily due to the release of our share of AOCI related to the Venture’s derivative instruments and income from other equity investments in the first quarter of 2022, compared to losses incurred at 110 North Wacker in 2021 during the lease-up period
–increase in Rental revenue primarily due to increased lease-up at our multi-family properties in The Woodlands and Columbia and improved collections at our retail properties
–loss in Other income (expense), net related to a $10.0 million loss on the settlement of the rate-lock agreement upon repayment of our outstanding loans for 1201 Lake Robbins and The Woodlands Warehouse in February 2021
–decrease in Other land, rental and property revenues, completely offset by a decrease in Operating costs, primarily due to the sale of our hospitality properties in The Woodlands in the third quarter of 2021

Net Operating Income We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other (loss) income; amortization; depreciation; development-related marketing cost; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

HHC 2022 FORM 10-Q | 39

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

Operating Assets NOI	Three Months Ended March 31,
thousands	2022	2021	$ Change
Total Operating Assets segment EBT	$9,248	$(31,784)	$41,032
Add back:
Depreciation and amortization	38,430	39,651	(1,221)
Interest (income) expense, net	20,118	19,000	1,118
Equity in (earnings) losses from real estate and other affiliates	(15,175)	11,404	(26,579)
(Gain) loss on extinguishment of debt	282	836	(554)
Impact of straight-line rent	(2,438)	(5,107)	2,669
Other	49	10,139	(10,090)
Operating Assets NOI	$50,514	$44,139	$6,375

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended March 31,
thousands	2022	2021	$ Change
Office	$25,118	$25,832	$(714)
Retail	13,477	12,003	1,474
Multi-family	11,142	5,735	5,407
Other	789	816	(27)
Dispositions	(12)	(247)	235
Operating Assets NOI	$50,514	$44,139	$6,375

For the three months ended March 31, 2022:

Operating Assets NOI increased $6.4 million compared to the prior-year period primarily due to the following:
–increase at our multi-family properties primarily related to the lease-up of Juniper Apartments, Two Lakes Edge, Creekside Park the Grove and The Lane at Waterway
–increase at our retail properties primarily due to improved collections in Ward Village

Master Planned Communities

Douglas Ranch Acquisition In October 2021, the Company announced the acquisition of Douglas Ranch, a new large-scale master planned community in the West Valley of Phoenix, Arizona. The Company closed on the all-cash purchase of approximately 33,810 acres for a purchase price of $541.0 million. Simultaneous with this land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Trillium), for $59.0 million. Trillium owns approximately 3,029 acres of land in the greater Phoenix, Arizona area. In total, the Douglas Ranch MPC encompasses almost 37,000 fully-entitled, “shovel-ready” acres and is poised for growth with in-place entitlements for 100,000 residential homes and 55 million square feet of commercial development. For additional detail, refer to Note 2 - Investment in Real Estate and Other Affiliates and Note 3 - Acquisitions and Dispositions in the Condensed Consolidated Financial Statements.

HHC 2022 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended March 31,
thousands	2022	2021	$ Change
Master Planned Community land sales (a)	$61,468	$37,477	$23,991
Other land, rental and property revenues	4,728	4,016	712
Builder price participation (b)	14,496	6,794	7,702
Total revenues	80,692	48,287	32,405

Master Planned Communities cost of sales	(24,686)	(15,651)	(9,035)
Operating costs	(12,210)	(7,616)	(4,594)
Total operating expenses	(36,896)	(23,267)	(13,629)
Segment operating income (loss)	43,796	25,020	18,776
Depreciation and amortization	(90)	(72)	(18)
Interest income (expense), net	10,422	10,757	(335)
Equity in earnings (losses) from real estate and other affiliates	5,550	27,650	(22,100)
Segment EBT	$59,678	$63,355	$(3,677)
(a)MPC land sales include deferred revenue from land sales closed in a previous period that met criteria for recognition in the current period and excludes amounts deferred from current period lands sales that do not yet meet the recognition criteria.
(b)Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price that was paid by the homebuilders to us. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments.

For the three months ended March 31, 2022:

MPC segment EBT decreased $3.7 million compared to the prior-year period due to the following:
–lower Equity in earnings (losses) from real estate and other affiliates at The Summit due to fewer unit closings in the first quarter of 2022, compared to the prior-year period, primarily due to inventory availability and timing of custom lot sales
–higher MPC land sales, net of associated MPC cost of sales, primarily related to higher commercial land sales at Summerlin due to the sale of 16.6 acres of institutional land for approximately $26 million in 2022, compared to no institutional land sales in the first quarter of 2021, partially offset by fewer custom lots sold in the first quarter of 2022

Additional highlights for the period included:
–Bridgeland experienced an increase in acres sold, with 31.3 acres sold at a price of $495,000 per acre for the first quarter of 2022, compared to 27.6 acres sold at a price of $459,000 per acre for the same period in 2021

MPC Net Contribution In addition to MPC segment EBT, MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle, and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from SID bonds and MUD receivables, reduced by MPC development expenditures, land acquisitions and Equity in earnings from real estate and other affiliates, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

HHC 2022 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table sets forth the MPC Net Contribution:

MPC Net Contribution	Three Months Ended March 31,
thousands	2022	2021	$ Change
MPC Segment EBT	$59,678	$63,355	$(3,677)
Plus:
Master Planned Communities cost of sales	24,686	15,651	9,035
Depreciation and amortization	90	72	18
MUD and SID bonds collections, net (a)	21,759	2,894	18,865
Distributions from real estate and other affiliates	—	1,144	(1,144)
Less:
MPC development expenditures	(78,883)	(52,980)	(25,903)
Equity in (earnings) losses in real estate and other affiliates	(5,550)	(27,650)	22,100
MPC Net Contribution	$21,780	$2,486	$19,294
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $19.3 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in MUD and SID bond collections, net.

The following table sets forth MPC land inventory activity for the three months ended March 31, 2022:

thousands	Bridgeland	Columbia	Douglas Ranch	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2021	$520,154	$16,625	$510,541	$931,723	$187,419	$116,306	$2,282,768
Development expenditures (a)	36,842	—	123	34,228	2,729	4,961	78,883
MPC Cost of sales	(5,146)	—	—	(17,852)	—	(1,688)	(24,686)
MUD reimbursable costs (b)	(29,427)	—	—	—	(21)	(2,447)	(31,895)
Other (c)	1,352	—	—	6,287	419	369	8,427
Balance March 31, 2022	$523,775	$16,625	$510,664	$954,386	$190,546	$117,501	$2,313,497
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
(c)Primarily consists of changes in accrued development expenditures payable.

HHC 2022 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Seaport

General The Seaport is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport, and as a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport reaches its critical mass of offerings. Given the factors and uncertainties listed above, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport. As we move closer to opening a critical mass of offerings at the Seaport, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

Construction on the core and shell of the Tin Building was completed as of December 31, 2021, and the marketplace operated by Jean-Georges is expected to open in the second quarter of 2022, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery.

Due to the range of asset types discussed above, we categorize the businesses in the Seaport segment into three groups: landlord operations, managed businesses, and events and sponsorships.

Landlord Operations Landlord operations represent physical real estate we have developed and own, and is inclusive of our office, retail and multi-family properties.

Managed Businesses Managed businesses represent retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. Our managed businesses include, among others, The Fulton, The Greens, Mister Dips, Carne Mare, Malibu Farm, Ssäm Bar and The Tin Building by Jean-Georges which is expected to open in the second quarter of 2022. The Tin Building by Jean-Georges, The Fulton, The Greens and Malibu Farm are managed by Creative Culinary Management Company, LLC, a Jean-Georges company, and Mister Dips and Carne Mare are managed by Seaport F&B LLC, an Andrew Carmellini company. These management companies are responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

In March of 2022, the Company paid $45 million for a 25% interest in Jean-Georges Restaurants, which currently owns over 40 restaurant and hospitality offerings around the world. The Company also paid $10 million in exchange for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants. The Company reports its ownership interest in accordance with the equity method and recognizes its proportionate share of earnings as Equity in earnings (losses) from real estate and other affiliates.

In late 2022, we plan to expand our managed business portfolio with the launch of The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne at 1 Fulton Street featuring an all-day menu with many specialty to-go items and an expansive outdoor café in the fall of 2022.

Events and Sponsorships Our events and sponsorship businesses include our concert series, event catering, private events and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with Creative Culinary Management Company, LLC.

HHC 2022 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

250 Water Street In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable and market rate apartments, community-oriented spaces and office space. This project, which includes approximately 547,000 zoning square feet, presents a unique opportunity at the Seaport to redevelop this site into a vibrant mixed-use asset, provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. In May 2021, we received approval from the New York City Landmarks Preservation Commission (LPC) on our proposed design for the 250 Water Street and in September 2021, the New York State Supreme Court dismissed on procedural grounds a lawsuit challenging the LPC approval. We received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which will allow the necessary transfer of development rights to the parking lot site. Also in December 2021, an amendment to the Seaport ground lease was executed giving the Company extension options, at the discretion of the Company, for an additional 48 years from its current expiration in 2072 until 2120. We expect to begin remediation of the site through the New York State Brownfield Cleanup program and break ground on the development in the second quarter of 2022. In February 2022, an additional lawsuit was filed challenging the land use approvals previously granted to the Company under the ULURP for the redevelopment and construction of 250 Water Street. The Company is vigorously contesting the matter as it believes that these claims are without merit.

Impact of COVID-19 In response to the COVID-19 pandemic, we closed the Seaport in March 2020 and cancelled our 2020 Seaport summer concert series. Many businesses were able to resume operations, on a limited basis, in the third quarter of 2020. Most restrictions were lifted in June of 2021; however, many businesses at the Seaport continued to operate at reduced levels through the third quarter of 2021, primarily due to labor shortages. All venues were open and operating at close to full capacity during the fourth quarter of 2021; however, operations were negatively impacted by the rise of the Omicron variant in the beginning of 2022 before returning to normal in March 2022. As of March 31, 2022, all businesses were open and operating at close to full capacity.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended March 31,
thousands	2022	2021	$ Change
Rental Revenue	$1,503	$2,228	$(725)
Other land, rental and property revenues	7,873	5,225	2,648
Total revenues	9,376	7,453	1,923

Operating costs	(18,502)	(12,159)	(6,343)
Rental property real estate taxes	(334)	(294)	(40)
(Provision for) recovery of doubtful accounts	(23)	(53)	30
Total operating expenses	(18,859)	(12,506)	(6,353)
Segment operating income (loss)	(9,483)	(5,053)	(4,430)
Depreciation and amortization	(7,823)	(6,835)	(988)
Interest income (expense), net	(47)	102	(149)
Other income (loss), net	350	(336)	686
Equity in earnings (losses) from real estate and other affiliates	(3,711)	(352)	(3,359)
Segment EBT	$(20,714)	$(12,474)	$(8,240)

For the three months ended March 31, 2022:

Seaport segment EBT decreased $8.2 million compared to the prior-year period primarily due to the following:
–increase in revenues as a result of increased activity attributable to recovery from the COVID-19 pandemic as well as the launch of new restaurant concepts in 2021 including Mister Dips, Carne Mare and seasonal pop-ups, despite temporary impacts of the Omicron variant in early 2022
–increase in segment operating expenses, disproportionate to the increases in revenue, related to increases in food and beverage costs, and increases in labor costs due to a strategic decision to maintain staffing levels to ensure workforce retention heading into the summer season and the Tin Building opening
–decrease in equity earnings primarily related to pre-opening costs for The Tin Building by Jean-Georges in 2022

HHC 2022 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI	Three Months Ended March 31,
thousands	2022	2021	$ Change
Total Seaport segment EBT	$(20,714)	$(12,474)	$(8,240)
Add back:
Depreciation and amortization	7,823	6,835	988
Interest (income) expense, net	47	(102)	149
Equity in (earnings) losses from real estate and other affiliates	3,711	352	3,359
Impact of straight-line rent	1,888	404	1,484
Other (income) loss, net	1,503	741	762
Seaport NOI	$(5,742)	$(4,244)	$(1,498)

Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport is approximately 60% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings and until the economy recovers from the economic impact of the COVID-19 pandemic.

The below table presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended March 31,
thousands	2022	2021	$ Change
Landlord Operations - Historic District & Pier 17	$(2,855)	$(3,240)	$385
Multi-family	(132)	92	(224)
Managed Businesses - Historic District & Pier 17	(2,630)	(660)	(1,970)
Events, Sponsorships & Catering Business	(125)	(436)	311
Seaport NOI	$(5,742)	$(4,244)	$(1,498)

Managed Business NOI decreased $2.0 million compared to the prior-year period. While activity increased for the quarter due to recovery from the COVID-19 pandemic and new restaurant concepts launched in 2021 including Mister Dips, Carne Mare and seasonal pop-ups, expenses outpaced revenues, due to increases in food and beverage costs, and increases in labor costs due to a strategic decision to maintain staffing levels to ensure workforce retention heading into the summer season and the Tin Building opening.

HHC 2022 FORM 10-Q | 45

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended March 31,
thousands	2022	2021	$ Change
Condominium rights and unit sales	$19,616	$37,167	$(17,551)
Rental Revenue	—	88	(88)
Other land, rental and property revenues	840	1,045	(205)
Total revenues	$20,456	$38,300	$(17,844)

Condominium rights and unit cost of sales	(14,180)	(54,968)	40,788
Operating costs	(3,208)	(3,680)	472
Rental property real estate taxes	(689)	(975)	286
Total operating expenses	(18,077)	(59,623)	41,546
Segment operating income (loss)	2,379	(21,323)	23,702
Depreciation and amortization	(1,332)	(1,598)	266
Interest income (expense), net	3,989	1,101	2,888
Other income (loss), net	(485)	—	(485)
Equity in earnings (losses) from real estate and other affiliates	898	(98)	996
Gain (loss) on sale or disposal of real estate and other assets, net	(9)	—	(9)
Segment EBT	$5,440	$(21,918)	$27,358

For the three months ended March 31, 2022:

Strategic Developments segment EBT increased $27.4 million compared to the prior-year period primarily due to the following:
–decrease in Condominium rights and unit cost of sales primarily attributable to a prior-year accrual of $20.5 million related to defect remediation at Waiea
–increase in Condominium rights and unit sales, net of costs of sales, of $2.7 million driven by the timing of condominium closings. The Company closed on 24 units at ‘A‘ali‘i during the three months ended March 31, 2022, compared to four units at Waiea and one unit at Anaha during the three months ended March 31, 2021.

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. We closed on 24 condominium inventory units during the three months ended March 31, 2022, compared to 5 condominium unit closings during the three months ended March 31, 2021. Overall progress at our condominium projects remains strong, as evidenced by the contract activity discussed below.

Completed Condominiums As of March 31, 2022, our five completed towers are 97.3% sold with only 2 units remaining at Waiea and 55 units remaining at ‘A‘ali‘i. Ae’o, Ke Kilohana and Anaha are completely sold.

HHC 2022 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Under-Construction Condominiums As of March 31, 2022, our two under-construction towers are 94.6% sold. Kō'ula is a 41-story, 565-unit, mixed-use condominium project that will consist of studio, one-, two- and three-bedroom residences. As of March 31, 2022, Kō'ula is 91.5% presold. We began construction on Victoria Place, our seventh condominium tower, in February 2021. Victoria Place is a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences. As of March 31, 2022, Victoria Place is 99.7% presold. Subsequent to quarter end, we contracted the remaining unit, resulting in Victoria Place being completely sold.

Predevelopment Condominiums We launched public sales of our eighth condominium project in July 2021. The Park Ward Village will be a 41-story, 545-unit condominium project located at Ward Avenue and Auahi Street, and adjacent to Victoria Ward Park. The project will consist of studio, one-, two- and three-bedroom residences, with the units ranging from approximately 400 square feet to 1,500 square feet. As of March 31, 2022, we have entered into contracts for 483 of the 545 units, representing 88.6% of total units. This strong sales activity continued after quarter end, and as of May 5, 2022, we have entered into contracts for 487 units, representing 89.4% of total units. The Park Ward Village is Ward Village’s fastest-selling tower since inception, surpassing Victoria Place which held the previous record.

In 2021, HHC announced plans for our ninth condominium project, Ulana Ward Village. This mixed-use residence will be adjacent to the new Ka Laʻi o Kukuluāeʻo public park and will consist of 696 studio, one-, two- and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. In March 2022, the Company advanced the lottery for local residents. As of May 5, 2022, we have entered into contracts for 576 units, representing 82.8% of total units.

The following provides further detail for Ward Village as of March 31, 2022:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea	(a)	175	—	177	98.9%	99.0%	Q4 2016
Anaha	(a)	317	—	317	100.0%	100.0%	Q4 2017
Ae’o	(a)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	100.0%	Q2 2019
‘A‘ali‘i	(b)	687	8	750	92.7%	89.3%	Q4 2021
Under construction
Kō'ula	(c)	—	517	565	91.5%	93.0%	Q3 2022
Victoria Place		—	348	349	99.7%	99.8%	2024
Predevelopment
The Park Ward Village	(d)	—	483	545	88.6%	89.9%	2025
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 79% leased.
(c)There will be approximately 36,800 square feet of retail space as part of this project.
(d)There will be approximately 26,800 square feet of retail space as part of this project.

HHC 2022 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses and Other Items

The following table contains certain corporate related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended March 31,
thousands	2022	2021	$ Change
Corporate income	$15	$101	$(86)
General and administrative	(25,891)	(21,766)	(4,125)
Corporate interest expense, net	(21,660)	(27,129)	5,469
Gain (loss) on extinguishment of debt	—	(35,079)	35,079
Corporate other income (loss), net	83	126	(43)
Corporate depreciation and amortization	(918)	(1,152)	234
Other	(2,409)	(1,644)	(765)
Income tax (expense) benefit	(701)	21,205	(21,906)
Total Corporate income, expenses and other items	$(51,481)	$(65,338)	$13,857

For the three months ended March 31, 2022:

Corporate income, expenses and other items was favorably impacted compared to the prior-year period by the following:
–loss on extinguishment of debt of $35.1 million due to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 in the first quarter of 2021
–decrease in corporate interest expense, net primarily due to the change in value related to derivative instruments and prepayment penalties and changes in interest related to the repurchase of the $1.0 billion 5.375% Senior Notes in the first quarter of 2021 and the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021. Refer to Note 8 - Derivative Instruments and Hedging Activities for additional information on derivative instruments.

Corporate income, expenses and other items was unfavorably impacted compared to the prior-year period by the following:
–increase in income tax expense primarily due to an increase in income before income taxes. Refer to Note 10 - Income Taxes for additional information.
–increase in general and administrative expenses primarily attributable to an increase in severance costs related to the former Chief Financial Officer, as well as increases in consulting, and marketing and events expenses

HHC 2022 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We continue to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. With the sale of the Company’s ownership interest in 110 North Wacker for net proceeds to the Company of $168.9 million in the first quarter of 2022, we have substantially completed the sales of our remaining non-core assets. Since the fourth quarter of 2019, we have completed the sales of fourteen non-core assets generating approximately $569.9 million of net proceeds after debt repayment.

In October 2021, the board of directors (Board) of The Howard Hughes Corporation, authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open market transactions. The Company has completed all share repurchases under this plan, with $96.6 million repurchased in the fourth quarter of 2021 and $153.4 million repurchased in the first quarter of 2022.

In March 2022, the Board authorized an additional $250.0 million of share repurchases. Under this program, the Company repurchased $17.3 million in the first quarter of 2022 and an additional $109.0 million through May 3, 2022. All purchases were funded with cash on hand.

Cash Flows

	Three Months Ended March 31,
thousands	2022	2021
Cash provided by (used in) operating activities	$(100,760)	$(84,742)
Cash provided by (used in) investing activities	33,859	(56,985)
Cash provided by (used in) financing activities	(96,216)	73,058

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2022. Operating cash continued to be utilized in 2022 to fund ongoing development expenditures in our Strategic Developments, Seaport and MPC segments, consistent with prior years.

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

Net cash used in operating activities was $100.8 million for the three months ended March 31, 2022, and $84.7 million for the three months ended March 31, 2021. The $16.0 million net increase in cash used in operating activities was primarily due to an increase of $25.9 million in cash used pertaining to master planned community development expenditures and a decrease of $19.2 million in cash provided by the return of an interest rate lock deposit in the first quarter of 2021 associated with a debt instrument. The impact of these items was partially offset by a $17.4 million increase in MUD receivable collections and an $8.9 million increase in net cash associated with our condominiums.

Investing Activities Net cash provided by investing activities was $33.9 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $57.0 million for the three months ended March 31, 2021. The $90.8 million net increase in cash provided by investing activities was primarily the result of a $204.1 million increase in distributions from real estate and other affiliates related to the sale of the Company’s ownership interest in 110 North Wacker, resulting in a net increase to the Company’s liquidity of $168.9 million after the payment of transaction costs and distributions to our partner. This increase was partially offset by a $48.0 million increase in property development and redevelopment expenditures, and a net $69.0 million increase in investments in real estate and other affiliates, primarily attributable to the Company’s investment in Jean-Georges Restaurants during the three months ended March 31, 2022.

HHC 2022 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities Net cash used in financing activities was $96.2 million for three months ended March 31, 2022, and net cash provided by financing activities was $73.1 million for three months ended March 31, 2021. The net increase in cash used in financing activities of $169.3 million was primarily due to repurchases of common shares of $179.3 million. In addition, proceeds from mortgages, notes and loans payable decreased by $1.23 billion, partially offset by a decrease in principal payments on mortgages, notes and loans payable of $1.19 billion, primarily due to significant financing activity in 2021.

Short- and Long-Term Liquidity

Short-Term Liquidity In the next twelve months, we expect our primary sources of cash to include cash flow from condominium closings, MPC land sales, cash generated from our Operating assets, first mortgage financings secured by our assets and deposits from condominium sales (which are restricted to funding construction of the related developments). We expect our primary uses of cash to include condominium pre-development and development costs, debt principal payments and debt service costs and MPC land development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months.

Long-Term Liquidity The development and redevelopment opportunities in Strategic Developments, Seaport and Operating Assets are capital intensive and will require significant additional funding, if and when pursued. Any additional funding would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements, the sale of non-core assets at the appropriate time, as well as future equity raises.

We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their financing for our projects. We also provided completion guarantees to the City of New York for the redevelopment of the Tin Building, as well as the Hawai‘i Community Development Authority for reserve condominium units at Ward Village.

Debt Total outstanding debt was $4.7 billion as of March 31, 2022. Refer to Note 6 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our real estate and other affiliates totaled $100.5 million as of March 31, 2022. All of this indebtedness is without recourse to the Company.

Debt Compliance As of March 31, 2022, the Company did not meet the debt service coverage ratios for the Two Hughes Landing and 4 Waterway Square loans, which did not have a material impact on the Company’s liquidity.

Net Debt The following table summarizes our net debt on a segment basis as of March 31, 2022. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our Real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	March 31, 2022
Mortgages, notes and loans payable, net	$1,972,688	$339,077	$99,705	$240,281	$2,651,751	$2,023,199	$4,674,950
Mortgages, notes and loans payable of real estate and other affiliates	90,385	10,127	—	—	100,512	—	100,512
Less:
Cash and cash equivalents	(242,924)	(70,869)	(7,103)	(13,546)	(334,442)	(353,595)	(688,037)
Cash and cash equivalents of real estate and other affiliates	(2,566)	(47,214)	(22,585)	(13,919)	(86,284)	—	(86,284)
Special Improvement District receivables	—	(82,413)	—	—	(82,413)	—	(82,413)
Municipal Utility District receivables, net	—	(409,390)	—	—	(409,390)	—	(409,390)
TIF receivable	—	—	—	(1,186)	(1,186)	—	(1,186)
Net Debt	$1,817,583	$(260,682)	$70,017	$211,630	$1,838,548	$1,669,604	$3,508,152

HHC 2022 FORM 10-Q | 50

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of March 31, 2022:

thousands	Remaining in 2022	2023	2024	2025	2026	2027	Thereafter	Total
Mortgages, notes and loans payable (a)	$99,516	$473,474	$379,492	$174,020	$367,572	$24,113	$3,204,365	$4,722,552
Interest payments (b)	159,274	221,279	189,595	172,532	160,171	144,053	344,947	1,391,851
Ground lease and other leasing commitments	3,349	4,521	4,577	4,635	4,695	4,756	270,473	297,006
Total	$262,139	$699,274	$573,664	$351,187	$532,438	$172,922	$3,819,785	$6,411,409
(a)Based on final maturity, inclusive of extension options. In April 2022, the Company closed on a $19.5 million financing maturing in April 2026 for 20/25 Waterway Avenue, replacing the existing loan with maturity in May 2022, with $4.2 million withheld until the release of upcoming tenant expirations.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

HHC 2022 FORM 10-Q | 51

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of March 31, 2022, of our $1.5 billion of variable-rate debt outstanding, $691.3 million is swapped to a fixed-rate. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a $75.0 million cap contract at a 5% interest rate related to properties in The Woodlands. Additionally, we have cap contracts totaling $368.2 million at a 2% interest rate for our construction loan on Victoria Place, which has an outstanding balance of $49.0 million as of March 31, 2022. We have a $59.5 million cap contract with a LIBOR strike rate of 2.50% on our construction loan on Tanager Echo and a $75.0 million cap contract with a LIBOR strike rate of 2.50% on our construction loan for 1700 Pavilion, both of which have immaterial amounts drawn as of March 31, 2022. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

As of March 31, 2022, annual interest costs would increase approximately $8.3 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2022 FORM 10-Q | 52

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 9 - Commitments and Contingencies in the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Common Stock Repurchases

In October 2021, the Company’s board of directors (Board), authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open market transactions. During the fourth quarter of 2021, the Company repurchased 1,023,284 shares of its common stock, par value $0.01 per share, for $96.6 million, or approximately $94.42 per share. During the first quarter of 2022, the Company repurchased an additional 1,579,646 shares of its common stock, for $153.4 million, or approximately $97.10 per share, thereby completing all authorized purchases under the October 2021 program.

In March 2022, the Board authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During the first quarter of 2022, the Company repurchased 171,022 shares of its common stock, for $17.3 million, or approximately $101.09 per share under the March 2022 program. The Company repurchased an additional 1,079,000 shares of its common stock, for $109.0 million, or approximately $100.98 per share, through May 3, 2022. All purchases were funded with cash on hand.

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the first quarter of 2022:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - 31, 2022	1,227,635	$97.15	1,221,101	$34,704,750
February 1 - 28, 2022	361,943	$96.77	358,545	$34
March 1 - 31, 2022	171,022	$101.09	171,022	$232,711,233
Total	1,760,600	$97.45	1,750,668
(a)During the first quarter of 2022, 9,932 shares were repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
HHC 2022 FORM 10-Q | 53

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

+   Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022, and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022, and 2021, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2022, and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022, and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2022 FORM 10-Q | 54

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
May 9, 2022

HHC 2022 FORM 10-Q | 55