Form 10-Q
period 2022-06-30
Howard Hughes Corp
filed 2022-08-03
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of common stock, $0.01 par value, outstanding as of July 28, 2022, was 49,913,062.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	June 30, 2022	December 31, 2021
ASSETS
Investment in real estate:
Master Planned Communities assets	$2,383,096	$2,282,768
Buildings and equipment	3,939,573	3,962,441
Less: accumulated depreciation	(800,872)	(743,311)
Land	306,948	322,439
Developments	1,520,856	1,208,907
Net property and equipment	7,349,601	7,033,244
Investment in real estate and other affiliates	240,616	369,949
Net investment in real estate	7,590,217	7,403,193
Net investment in lease receivable	2,840	2,913
Cash and cash equivalents	572,774	843,212
Restricted cash	349,850	373,425
Accounts receivable, net	96,219	86,388
Municipal Utility District receivables, net	437,378	387,199
Notes receivable, net	5,729	7,561
Deferred expenses, net	127,113	119,825
Operating lease right-of-use assets, net	46,830	57,022
Prepaid expenses and other assets, net	279,130	300,956
Total assets	$9,508,080	$9,581,694

LIABILITIES
Mortgages, notes and loans payable, net	$4,800,692	$4,591,157
Operating lease obligations	50,199	69,363
Deferred tax liabilities	207,023	204,837
Accounts payable and accrued expenses	1,006,365	983,167
Total liabilities	6,064,279	5,848,524

Commitments and Contingencies (see Note 9)
Redeemable noncontrolling interest	—	22,500

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,295,548 issued and 50,262,549 outstanding as of June 30, 2022, 56,173,276 shares issued and 54,065,661 outstanding as of December 31, 2021	564	563
Additional paid-in capital	3,967,194	3,960,418
Retained earnings (accumulated deficit)	7,230	(16,456)
Accumulated other comprehensive income (loss)	2,362	(14,457)
Treasury stock, at cost, 6,032,999 shares as of June 30, 2022, and 2,107,615 shares as of December 31, 2021	(583,952)	(220,073)
Total stockholders' equity	3,393,398	3,709,995
Noncontrolling interests	50,403	675
Total equity	3,443,801	3,710,670
Total liabilities and equity	$9,508,080	$9,581,694
See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2022	2021	2022	2021
REVENUES
Condominium rights and unit sales	$21,420	$12,861	$41,036	$50,028
Master Planned Communities land sales	84,979	58,342	146,447	95,819
Rental revenue	104,055	88,476	199,164	174,375
Other land, rental and property revenues	47,783	41,389	67,320	64,632
Builder price participation	18,471	11,389	32,967	18,183
Total revenues	276,708	212,457	486,934	403,037

EXPENSES
Condominium rights and unit cost of sales	19,546	13,435	33,726	68,403
Master Planned Communities cost of sales	31,263	24,858	55,949	40,509
Operating costs	86,119	71,243	151,674	129,841
Rental property real estate taxes	13,014	13,716	28,196	27,707
Provision for (recovery of) doubtful accounts	1,288	(1,520)	2,132	(2,098)
General and administrative	15,512	20,334	41,403	42,100
Depreciation and amortization	48,976	49,788	97,569	99,096
Other	2,674	2,546	5,083	4,190
Total expenses	218,392	194,400	415,732	409,748

OTHER
Provision for impairment	—	(13,068)	—	(13,068)
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	21,333	4,009	21,333
Other income (loss), net	714	(663)	493	(10,971)
Total other	4,732	7,602	4,502	(2,706)

Operating income (loss)	63,048	25,659	75,704	(9,417)

Interest income	254	31	278	72
Interest expense	(28,152)	(31,439)	(55,590)	(65,649)
Gain (loss) on extinguishment of debt	(363)	(51)	(645)	(35,966)
Equity in earnings (losses) from real estate and other affiliates	(6,092)	7,867	11,820	23,663
Income (loss) before income taxes	28,695	2,067	31,567	(87,297)
Income tax expense (benefit)	7,263	(1,550)	7,964	(22,755)
Net income (loss)	21,432	3,617	23,603	(64,542)
Net (income) loss attributable to noncontrolling interests	132	1,224	83	2,789
Net income (loss) attributable to common stockholders	$21,564	$4,841	$23,686	$(61,753)

Basic income (loss) per share	$0.42	$0.09	$0.46	$(1.11)
Diluted income (loss) per share	$0.42	$0.09	$0.46	$(1.11)
See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Net income (loss)	$21,432	$3,617	$23,603	$(64,542)
Other comprehensive income (loss):
Interest rate swaps (a)	8,465	1,905	23,542	8,261
Reclassification of the Company's share of previously deferred derivative gains to net income (b)	—	—	(6,723)	—
Share of investee’s other comprehensive income (c)	—	1,358	—	2,575
Other comprehensive income (loss)	8,465	3,263	16,819	10,836
Comprehensive income (loss)	29,897	6,880	40,422	(53,706)
Comprehensive (income) loss attributable to noncontrolling interests	132	1,224	83	2,789
Comprehensive income (loss) attributable to common stockholders	$30,029	$8,104	$40,505	$(50,917)
(a)Amounts are shown net of tax expense of $2.5 million for the three months ended June 30, 2022, $0.5 million for the three months ended June 30, 2021, $7.0 million for the six months ended June 30, 2022, and $2.3 million for the six months ended June 30, 2021.
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
(c)Amount is shown net of tax expense of $0.4 million for the three months ended June 30, 2021, and $0.7 million for the six months ended June 30, 2021.

See Notes to Condensed Consolidated Financial Statements.

HHC 2022 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance at March 31, 2022	56,300,324	$564	$3,964,412	$(14,334)	$(6,103)	(3,868,215)	$(391,655)	$3,552,884	$514	$3,553,398
Net income (loss)	—	—	—	21,564	—	—	—	21,564	(132)	21,432
Interest rate swaps, net of tax expense (benefit) of $2,529	—	—	—	—	8,465	—	—	8,465	—	8,465
Issuance of Douglas Ranch noncontrolling interest	—	—	—	—	—	—	—	—	50,021	50,021
Repurchase of common shares	—	—	—	—	—	(2,164,400)	(192,262)	(192,262)	—	(192,262)
Stock plan activity	(4,776)	—	2,782	—	—	(384)	(35)	2,747	—	2,747
Balance at June 30, 2022	56,295,548	$564	$3,967,194	$7,230	$2,362	(6,032,999)	$(583,952)	$3,393,398	$50,403	$3,443,801

Balance at March 31, 2021	56,178,233	$563	$3,952,537	$(139,150)	$(31,017)	(1,070,558)	$(122,091)	$3,660,842	$425	$3,661,267
Net income (loss) excluding income (loss) of $(1,131) attributable to redeemable noncontrolling interest	—	—	—	4,841	—	—	—	4,841	(93)	4,748
Interest rate swaps, net of tax expense (benefit) of $524	—	—	—	—	1,905	—	—	1,905	—	1,905
Share of investee's other comprehensive income, net of tax expense (benefit) of $386	—	—	—	—	1,358	—	—	1,358	—	1,358
Stock plan activity	18,585	—	2,625	—	—	—	—	2,625	—	2,625
Balance at June 30, 2021	56,196,818	$563	$3,955,162	$(134,309)	$(27,754)	(1,070,558)	$(122,091)	$3,671,571	$332	$3,671,903

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	23,686	—	—	—	23,686	(83)	23,603
Interest rate swaps, net of tax expense (benefit) of $7,032	—	—	—	—	23,542	—	—	23,542	—	23,542
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(210)	(210)
Issuance of Douglas Ranch noncontrolling interest	—	—	—	—	—	—	—	—	50,021	50,021
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (a)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(3,915,068)	(362,932)	(362,932)	—	(362,932)
Stock plan activity	122,272	1	6,776	—	—	(10,316)	(947)	5,830	—	5,830
Balance at June 30, 2022	56,295,548	$564	$3,967,194	$7,230	$2,362	(6,032,999)	$(583,952)	$3,393,398	$50,403	$3,443,801

Balance at December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	(1,070,558)	$(122,091)	$3,714,603	$420	$3,715,023
Net income (loss) excluding income (loss) of $(2,701) attributable to redeemable noncontrolling interest	—	—	—	(61,753)	—	—	—	(61,753)	(88)	(61,841)
Interest rate swaps, net of tax expense (benefit) of $2,314	—	—	—	—	8,261	—	—	8,261	—	8,261
Share of investee's other comprehensive income, net of tax expense (benefit) of $732	—	—	—	—	2,575	—	—	2,575	—	2,575
Issuance of common shares	—	—	(5)	—	—	—	—	(5)	—	(5)
Stock plan activity	154,004	1	7,889	—	—	—	—	7,890	—	7,890
Balance at June 30, 2021	56,196,818	$563	$3,955,162	$(134,309)	$(27,754)	(1,070,558)	$(122,091)	$3,671,571	$332	$3,671,903
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

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,603	$(64,542)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	87,289	89,516
Amortization	8,772	8,356
Amortization of deferred financing costs	5,330	5,086
Amortization of intangibles other than in-place leases	1,638	1,205
Straight-line rent amortization	(2,460)	(6,770)
Deferred income taxes	(2,934)	(23,581)
Restricted stock and stock option amortization	6,469	4,781
Net gain on sale of properties	(4,018)	(21,338)
Net gain on sale of equity method investments	(5,016)	—
(Gain) loss on extinguishment of debt	645	35,966
Impairment charges	—	13,799
Equity in (earnings) losses from real estate and other affiliates, net of distributions and impairment charges	435	925
Provision for doubtful accounts	(2,271)	(628)
Master Planned Community development expenditures	(171,449)	(126,302)
Master Planned Community cost of sales	52,017	39,499
Condominium development expenditures	(151,746)	(150,509)
Condominium rights and units cost of sales	32,287	65,951
Net Changes:
Accounts and notes receivable	11,627	(12,063)
Prepaid expenses and other assets	(15,190)	22,176
Condominium deposits received, net	75,322	33,627
Deferred expenses	(14,067)	(5,316)
Accounts payable and accrued expenses	(31,510)	10,227
Cash provided by (used in) operating activities	(95,227)	(79,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(634)	(931)
Operating property improvements	(23,581)	(20,664)
Property development and redevelopment	(182,491)	(121,839)
Proceeds from sales of properties, net	33,081	49,907
Reimbursements under tax increment financings	127	403
Distributions from real estate and other affiliates	205,099	83,014
Investments in real estate and other affiliates, net	(72,056)	(767)
Cash provided by (used in) investing activities	(40,455)	(10,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	504,470	1,503,083
Principal payments on mortgages, notes and loans payable	(292,635)	(1,328,054)
Repurchases of common shares	(364,645)	—
Debt extinguishment costs	(32)	(29,669)
Special Improvement District bond funds released from (held in) escrow	6,154	4,384
Deferred financing costs and bond issuance costs, net	(4,052)	(20,904)
Taxes paid on stock options exercised and restricted stock vested	(2,062)	(2,183)
Stock options exercised	345	3,902
Issuance of Douglas Ranch noncontrolling interest	16,210	—
Distribution to noncontrolling interest upon sale of 110 North Wacker	(22,084)	—
Cash provided by (used in) financing activities	(158,331)	130,559

Net change in cash, cash equivalents and restricted cash	(294,013)	39,747
Cash, cash equivalents and restricted cash at beginning of period	1,216,637	1,242,997
Cash, cash equivalents and restricted cash at end of period	$922,624	$1,282,744
HHC 2022 FORM 10-Q | 7

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2022	2021
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$572,774	$1,063,261
Restricted cash	349,850	219,483
Cash, cash equivalents and restricted cash at end of period	$922,624	$1,282,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$93,230	$88,041
Interest capitalized	43,658	34,801
Income taxes paid (refunded), net	18,071	1,789

NON-CASH TRANSACTIONS
Issuance of Douglas Ranch noncontrolling interest	33,810	—
Accrued property improvements, developments, and redevelopments	518	4,760
Special Improvement District bond transfers associated with land sales	3,932	1,010
Accrued repurchase of common shares	13,778	—
Capitalized stock compensation	2,903	974

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies

General The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation (HHC or the Company) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and future fiscal years.

Certain amounts in the 2021 Condensed Consolidated Income Statement have been reclassified to conform to the current presentation. Specifically, the Company reclassified Demolition costs and Development-related marketing costs to Other within Total expenses.

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

COVID-19 Pandemic The outbreak of COVID-19 resulted in a negative impact on the Company’s financial performance in 2020, particularly in the Operating Asset and Seaport segments. However, the Company experienced significant performance improvement during the second half of 2020 that continued through 2021, with full-year 2021 segment results equaling or exceeding pre-pandemic levels for the majority of the Company’s segments. The Company has not experienced material adverse effects related to COVID-19 in the first half of 2022.

Accounts Receivable, net On a quarterly basis, management reviews tenant rents, tenant recoveries and straight-line rent assets for collectability. As required under Accounting Standards Codification (ASC) 842 - Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions and changes in customer payment trends. When full collection of a lease receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses under ASC 450 - Contingencies if the estimated loss amount is probable and can be reasonably estimated.

The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	June 30, 2022	December 31, 2021
Straight-line rent receivables	$77,403	$72,461
Tenant receivables	10,951	8,647
Other receivables	7,865	5,280
Accounts receivable, net (a)	$96,219	$86,388
(a)As of June 30, 2022, the total reserve balance for amounts considered uncollectible was $10.9 million, comprised of $5.0 million related to ASC 842 and $5.9 million related to ASC 450. As of December 31, 2021, the total reserve balance was $16.5 million, comprised of $11.5 million related to ASC 842 and $5.0 million related to ASC 450.

The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Condensed Consolidated Statements of Operations:
HHC 2022 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

		Three Months Ended June 30,		Six Months Ended June 30,
thousands	Income Statement Location	2022	2021	2022	2021
ASC 842 reserve	Rental revenue	$(3,803)	$330	$(4,037)	$1,361
ASC 450 reserve	Provision for (recovery of) doubtful accounts	1,288	(1,520)	2,132	(2,098)
Total impact		$(2,515)	$(1,190)	$(1,905)	$(737)

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, the allocation of capitalized development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, debt and options granted. In particular, Master Planned Communities (MPC) cost of sales estimates are highly judgmental, covering significant future time horizons and are sensitive to cost escalation, sales price escalation and lot absorption, which are affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates. In addition, these estimates may change in the near term due to the continued demands and constraints on the Company’s supply chain.

Noncontrolling Interests As of June 30, 2022, noncontrolling interests primarily related to the 9.24% noncontrolling interest in Douglas Ranch and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). Refer to Note 3 - Acquisitions and Dispositions for additional information on Douglas Ranch. As of December 31, 2021, noncontrolling interests primarily related to the Ward Village HOAs. All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. For additional information on redeemable noncontrolling interest refer to Note 2 - Investment in Real Estate and Other Affiliates.

Financial Instruments - Credit Losses The Company is exposed to credit losses through the sale of goods and services to the Company’s customers. Receivables held by the Company primarily relate to short-term trade receivables and financing receivables, which include Municipal Utility District (MUD) receivables, Special Improvement District (SID) bonds, Tax Increment Financing (TIF) receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss based on historical collection experience and future expectations by portfolio segment. Historical collection experience is evaluated on a quarterly basis by the Company.

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $527.5 million as of June 30, 2022, and $484.7 million as of December 31, 2021. The MUD receivable balance included accrued interest of $33.8 million as of June 30, 2022, and $18.2 million as of December 31, 2021. There has been no material activity in the allowance for credit losses for financing receivables for the six months ended June 30, 2022, and 2021.

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

HHC 2022 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Investment in Real Estate and Other Affiliates

As of June 30, 2022, the Company does not consolidate the investments below as it does not have the power to direct the activities that most significantly impact the economic performance of the ventures and does not have controlling interests in these investments. As a result, the Company reports its interests in accordance with the equity method. As of June 30, 2022, these ventures had mortgage financing totaling $206.5 million, with the Company’s proportionate share of this debt totaling $101.8 million. All of this indebtedness is without recourse to the Company.

Investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2022	2021	2022	2021	2022	2021	2022	2021
Equity Method Investments
Operating Assets:
110 North Wacker (a)	—%	see below	$—	$194,999	$(102)	$(11,307)	$4,914	$(27,012)
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	674	165	2,948	111
Stewart Title of Montgomery County, TX	50%	50%	4,398	4,185	459	383	712	634
Woodlands Sarofim #1	20%	20%	3,028	3,215	(24)	22	(15)	53
m.flats/TEN.M (c)	50%	50%	—	—	1,584	318	4,569	636
Master Planned Communities:
The Summit (d) (e)	see below	see below	43,887	41,536	(3,270)	18,641	2,352	46,291
Trillium (e)	50%	50%	58,997	59,080	(152)	—	(224)	—
Seaport:
The Lawn Club (e)	see below	see below	3,031	447	—	—	—	—
Ssäm Bar (Momofuku) (e)	see below	see below	5,877	5,852	(155)	(336)	(257)	(688)
The Tin Building by Jean-Georges (e)	see below	see below	4,468	—	(5,590)	—	(9,199)	—
Jean-Georges Restaurants (f)	25%	—%	45,906	—	506	—	506	—
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	502	127	—	(19)	814	(117)
West End Alexandria	see below	see below	56,608	56,546	(22)	—	62	—
			226,712	365,997	(6,092)	7,867	7,182	19,908
Other equity investments (g)			13,904	3,952	—	—	4,638	3,755
Investment in real estate and other affiliates			$240,616	$369,949	$(6,092)	$7,867	$11,820	$23,663
(a)During the first quarter of 2022, the Company completed the sale of its ownership interest in 110 North Wacker. Refer to discussion below for additional information.
(b)The Metropolitan Downtown Columbia was in a deficit position of $8.9 million at June 30, 2022, and $11.3 million at December 31, 2021, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at June 30, 2022, and December 31, 2021.
(c)M.flats/TEN.M was in a deficit position of $2.8 million at June 30, 2022, and $6.0 million at December 31, 2021, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at June 30, 2022, and December 31, 2021.
(d)Equity earnings at The Summit decreased for the three and six months ended June 30, 2022, as a result of lower sales in 2022 due to limited available Phase I inventory and the impact of an increase in projected amenity and completion costs recognized in the second quarter of 2022.
(e)Refer to the discussion below for details on the ownership structure.
(f)On March 1, 2022, the Company purchased a 25% interest in Jean-Georges Restaurants. Refer to discussion below for additional information.
(g)Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively. As of June 30, 2022, Other equity investments includes $10.0 million of warrants, which represents cash paid by HHC for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional details.

HHC 2022 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Significant activity for Investment in real estate and other affiliates and the related accounting considerations are described below.

110 North Wacker The Company formed a partnership with a local developer (the Partnership) during the second quarter of 2017. During the second quarter of 2018, the Partnership executed an agreement with USAA related to 110 North Wacker (collectively, the local developer and USAA are the Partners) to construct and operate the building at 110 North Wacker through a separate legal entity (the Venture).

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

On March 30, 2022, the Partnership completed the sale of its ownership interest in the Venture for a gross sales price of $208.6 million. Upon sale, the Company recognized income of $5.0 million in Equity in earnings (losses) from real estate and other affiliates in the Condensed Consolidated Statements of Operations. The amount recognized represents: (i) the difference between the sales price less related transaction costs of $17.6 million and the $195.0 million carrying value of the equity investment; (ii) a $0.4 million adjustment to the carrying value of the noncontrolling interest to reflect actual cash proceeds and (iii) $8.6 million of net fair value gains that were reclassed out of Accumulated other comprehensive income (loss) associated with the Venture’s derivative instruments. Based upon the Partnership’s waterfall, $168.9 million of the net sales proceeds were allocated to the Company with the remaining $22.1 million allocated to the local developer.

Upon sale of the equity interest in the Venture, the local developer’s put right that could require the Company to purchase its interest in the Partnership lapsed. Therefore, as of March 31, 2022, the local developer’s redeemable noncontrolling interest in the Partnership was reclassified from temporary equity to Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. The local developer’s share of the sales proceeds were distributed in April 2022, and presented as cash outflows from financing activities on the Condensed Consolidated Statements of Cash Flows.

The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance at December 31, 2021	$22,500
Net income (loss) attributable to noncontrolling interest	(407)
Disposition of noncontrolling interest related to 110 North Wacker	(22,093)
Balance at June 30, 2022	$—

Balance at December 31, 2020	$29,114
Net income (loss) attributable to noncontrolling interest	(2,701)
Share of investee’s other comprehensive income	368
Balance at June 30, 2021	$26,781

HHC 2022 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Lawn Club On January 19, 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (Endorphin Ventures), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. This concept is expected to open in 2023. Under the terms of the agreement, the Company will fund 80% of the cost to construct the restaurant, and Endorphin Ventures will contribute the remaining 20%. The Company also entered into a lease agreement with HHC Lawn Games, LLC (Lease Agreement) to lease 20,000 square feet of the Fulton Market Building for this venture. The Company will report its ownership interest in accordance with the equity method.

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

Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (Ssäm Bar) with MomoPier, LLC (Momofuku), an affiliate of the Momofuku restaurant group, to construct and operate a restaurant and bar at Pier 17 in the Seaport, pursuant to a lease where the Company is the landlord. Under the terms of the LLC agreement, the Company funded 89.75% of the costs to construct the restaurant, and Momofuku contributed the remaining 10.25%.

As of June 30, 2022, and December 31, 2021, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest; however, the Company is not the primary beneficiary. The carrying value of Ssäm Bar as of June 30, 2022, is $5.9 million and is classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

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

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

Creative Culinary Management Company, LLC (CCMC), a wholly owned subsidiary of Jean-Georges Restaurants, provides management services for certain retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties. The Company’s businesses managed by CCMC include The Tin Building by Jean-Georges, The Fulton, The Greens and Malibu Farm. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

HHC 2022 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Tin Building by Jean-Georges In 2015, the Company formed Fulton Seafood Market, LLC with VS-Fulton Seafood Market, LLC (Fulton Partner) to operate The Tin Building by Jean-Georges, a 53,783 square foot marketplace expected to open in the third quarter of 2022, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-George Restaurants in March 2022 as discussed above.

As of June 30, 2022, The Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As such, the Company accounts for its ownership interest in accordance with the equity method.

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

The carrying value of The Tin Building by Jean-Georges as of June 30, 2022, is $4.5 million and represents HHC contributions of $13.7 million, partially offset by $9.2 million of equity losses for the six months ended June 30, 2022, related to pre-opening expenses.

The Summit In 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery Land Company (Discovery). Given the nature of The Summit’s capital structure and the provisions for the liquidation of assets, the Company’s share of The Summit’s income-producing activities is recognized based on the HLBV method.

Phase I The Company contributed land with a carrying value of $13.4 million (Phase I land) and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.8 million has been contributed. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as The Summit sells lots.

Pursuant to the Summit LLC agreement, HHC received distributions equal to its initial capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution and Discovery received cash distributions equal to two times its equity contribution. Once these thresholds were met, cash distributions and income-producing activities associated with the Phase I land were recognized according to equity ownership. As of June 30, 2022, HHC has received $179.1 million in total distributions and Discovery has received $27.0 million in total distributions.

Phase II In July 2022, the Company contributed an additional 54 acres with a carrying value of $7.9 million to the Summit at an agreed upon capital contribution value of $17.6 million (Phase II land). The Phase II land is adjacent to the existing Summit development and is currently planned for 27 custom home sites that will be added to the Summit community.

Pursuant to the amended Summit LLC agreement, cash flow generated from the sale of the Phase II land will be distributed first to the Company to the extent of the contribution value plus a 5% preferred return thereon, then 40% to the Company and 60% to Discovery until Discovery has received $32.0 million, then 50% to each member.

HHC 2022 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Trillium In the fourth quarter of 2021, simultaneous with the Douglas Ranch land acquisition, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Partners and El Dorado Holdings to form Trillium Development Holding Company, LLC (Trillium) for the purpose of developing the first village within the new Douglas Ranch MPC in Phoenix’s West Valley.

Within the 3,029-acre Trillium development located in the greater Phoenix, Arizona area, JDM Partners owned approximately 2,579 acres and El Dorado Holdings owned approximately 450 acres. Simultaneously with the LLC Agreement, all parties executed the Contribution and Purchase Agreement under which the Company acquired a 50% interest in the land owned by JDM Partners and a 50% interest in the land owned by El Dorado Holdings for $59.0 million, and immediately contributed its ownership interest in the property to Trillium in exchange for a 50% equity interest. At the same time, JDM Partners contributed its remaining 50% interest in its land and El Dorado Holdings contributed its remaining 50% interest in its land to Trillium in exchange for the remaining equity interest. Subsequent to these contributions, member equity interest in Trillium was 50% for the Company, 42.5% for JDM Partners and 7.5% for El Dorado Holdings. The Company will report its ownership interest in accordance with the equity method. Under the terms of the agreement, all future capital contributions, cash distributions and the recognition of income producing activities will be pro rata based on economic ownership interest. The first Trillium land sales are expected to occur by the fourth quarter of 2022.

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

Development plans for the remaining 41 acre property includes approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks and public transportation. Foulger-Pratt will manage construction of the development. Demolition began in the second quarter of 2022, with completion of the first buildings expected in 2025.

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

HHC 2022 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Douglas Ranch In October 2021, the Company announced the acquisition of Douglas Ranch, a new large-scale master planned community in the West Valley of Phoenix, Arizona. The Company closed on the all-cash purchase of approximately 33,810 acres (Douglas Ranch Property) for a purchase price of $541.0 million. Pursuant to the purchase and sale agreement, $33.8 million of the purchase price was held in escrow related to a six-month option for the seller, or permitted assignee, to repurchase up to 50% interest in the Douglas Ranch Property. The total repurchase price payable pursuant to the option was $270.5 million, which consisted of a payment of $236.7 million and the $33.8 million withheld at the initial closing, plus 50% of any costs incurred to manage and maintain the Douglas Ranch Property from the time of the original closing through the date that the option is exercised.

On April 13, 2022, the purchase and sale agreement was amended to extend the term of the option to June 17, 2022, and grant a minimum purchase of a 9.24% interest in the Douglas Ranch Property for $50.0 million and up to a maximum purchase of a 50% interest for $270.5 million. On June 17, 2022, the seller’s assignee, JDM Member, exercised the minimum purchase option and purchased a 9.24% interest in the Douglas Ranch Property for $50.0 million, inclusive of the $33.8 million previously held in escrow to reduce the seller’s purchase price.

Immediately following the execution of the minimum purchase option, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Member to form Douglas Ranch Development Holding Company (Douglas Ranch). The Company and JDM Member then contributed their interests in the Douglas Ranch Property to Douglas Ranch in exchange for an equity interest, resulting in member equity interest of 90.76% for the Company and 9.24% for JDM Member. Douglas Ranch was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and will continue to consolidate Douglas Ranch. Under the terms of the LLC agreement, cash distributions and the recognition of income producing activities will be pro rata based on economic ownership interest. As of June 30, 2022, the Company’s Condensed Consolidated Balance Sheets include $541.2 million of Master Planned Community assets and $50.0 million of Noncontrolling interest related to Douglas Ranch.

Also in conjunction with the execution of the minimum purchase option, JDM Member paid $10.0 million for the option to repurchase up to the remaining 40.76% interest in Douglas Ranch for $220.5 million on or before August 18, 2022. The $10.0 million deposit is nonrefundable and there is no additional minimum purchase requirement associated with this option. The $10.0 million will be applied to reduce JDM Member’s purchase price upon exercise of the additional option; however, if the option is not exercised on or before August 18, 2022, JDM Member forfeits the $10.0 million. As of June 30, 2022, the $10.0 million is not held in escrow and the Company has no restrictions on the use of the cash; however, the amount will be included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets until the option is exercised or expires on August 18, 2022.

Trillium Simultaneous with the Douglas Ranch land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC, for $59.0 million. Trillium Development Holding Company, LLC owns approximately 3,029 acres of land in the greater Phoenix, Arizona area. See Note 2 - Investment in Real Estate and Other Affiliates for additional information.

Dispositions On June 16, 2022, the Company completed the sale of the Outlet Collection at Riverwalk, a 264,080-square-foot outlet center located in downtown New Orleans, Louisiana, for $34.0 million resulting in a gain on sale of $4.0 million, inclusive of $0.5 million in related transaction costs. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations.

On March 30, 2022, the Company completed the sale of its ownership interest in 110 North Wacker for $208.6 million. See Note 2 - Investment in Real Estate and Other Affiliates for additional information.

HHC 2022 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
On December 22, 2021, the Company completed the sale of Century Park, a 63-acre, 1,302,597-square-foot campus with 17 office buildings in the West Houston Energy Corridor, for $25.0 million resulting in a loss on sale of $7.4 million, inclusive of approximately $0.4 million in related transaction costs. The loss on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations. This asset was previously impaired during the second quarter of 2021.

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

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2022.

During the second quarter of 2021, the Company recorded a $13.1 million impairment charge for Century Park, which is included in Provision for impairment on the Condensed Consolidated Statements of Operations. The Century Park asset included both building and land components. The impairment related to the building component, while the land component was not impaired. Century Park was a 63-acre, 1.3 million-square-foot campus with 17 office buildings in the West Houston Energy Corridor, a non-core asset acquired as part of the acquisition of The Woodlands Towers at The Waterway. The Company recognized an impairment due to decreases in estimated future cash flows as a result of the impact of a shorter than anticipated holding term. The Company used weighted market and income valuation techniques to estimate the fair value of Century Park. Market valuation was based on recent sales of similar commercial properties in and around Houston, Texas. For the income approach, the Company utilized a capitalization rate of 8.75%, and probability weighted scenarios assuming lease-up periods ranging from 24 months to 48 months, and management’s estimate of future lease income and carry costs.

Each investment in real estate and other affiliates discussed in Note 2 - Investment in Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded for Investment in real estate and other affiliates during the three and six months ended June 30, 2022, and 2021.

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

HHC 2022 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets:

thousands	June 30, 2022	December 31, 2021	$ Change
Special Improvement District receivable (a)	$80,093	$86,165	$(6,072)
Security, escrow and other deposits	43,936	45,546	(1,610)
In-place leases	41,912	44,225	(2,313)
Condominium inventory (b)	31,259	57,507	(26,248)
Intangibles	28,115	29,752	(1,637)
Prepaid expenses	20,218	21,370	(1,152)
Interest rate derivative assets (c)	14,082	1,258	12,824
Other	9,533	6,616	2,917
Tenant incentives and other receivables	7,472	6,623	849
TIF receivable	1,469	855	614
Food and beverage and lifestyle inventory	1,041	1,039	2
Prepaid expenses and other assets, net	$279,130	$300,956	$(21,826)
(a)The decrease in Special Improvement District receivable is primarily attributable to increased SID Bond collections in Summerlin.
(b)The decrease in Condominium inventory is primarily attributable to the closing on inventory units at ‘A’ali’i and Waiea.
(c)The increase in Interest rate derivative assets related to mark-to-market adjustments, primarily attributable to increases in projected interest rates and inflation.

Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses:

thousands	June 30, 2022	December 31, 2021	$ Change
Condominium deposit liabilities (a)	$444,314	$368,997	$75,317
Construction payables	292,397	284,384	8,013
Deferred income	65,873	71,902	(6,029)
Accrued interest	48,817	47,738	1,079
Accounts payable and accrued expenses (b)	47,508	72,828	(25,320)
Tenant and other deposits (c)	41,417	30,943	10,474
Accrued real estate taxes	27,823	26,965	858
Accrued payroll and other employee liabilities (d)	19,373	29,648	(10,275)
Other	18,843	23,310	(4,467)
Interest rate derivative liabilities (e)	—	26,452	(26,452)
Accounts payable and accrued expenses	$1,006,365	$983,167	$23,198
(a)The increase in Condominium deposit liabilities is primarily attributable to contracted sales at The Park Ward Village, Ulana Ward Village, and Kō'ula.
(b)The decrease in Accounts payable and accrued expenses is primarily attributable to the payment of property tax assessments in 2022 and a change in accrual amounts related to repurchases of common stock in December 2021 and June 2022.
(c)The increase in Tenant and other deposits is primarily attributable to the receipt of a $10.0 million payment related to the outstanding Douglas Ranch purchase option. See Note 3 - Acquisitions and Dispositions for details.
(d)The decrease in Accrued payroll and other employee liabilities is primarily due to the payment of the 2021 annual incentive bonus in the first quarter of 2022.
(e)The decrease in Interest rate derivative liabilities related to mark-to-market adjustments, primarily attributable to increases in projected interest rates and inflation.

HHC 2022 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes and Loans Payable, Net

Mortgages, notes and loans payable, net are summarized as follows:

thousands	June 30, 2022	December 31, 2021
Fixed-rate debt
Unsecured 5.375% Senior Notes due 2028	$750,000	$750,000
Unsecured 4.125% Senior Notes due 2029	650,000	650,000
Unsecured 4.375% Senior Notes due 2031	650,000	650,000
Secured mortgages, notes and loans payable	1,206,451	1,006,428
Special Improvement District bonds	64,394	69,131
Variable-rate debt (a)
Secured Bridgeland Notes due 2026	275,000	275,000
Secured mortgages, notes and loans payable	1,251,473	1,238,857
Unamortized deferred financing costs (b)	(46,626)	(48,259)
Total mortgages, notes and loans payable, net	$4,800,692	$4,591,157
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

Debt Collateral Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of June 30, 2022, land, buildings and equipment and developments with a net book value of $4.8 billion have been pledged as collateral for HHC’s mortgages, notes and loans payable.

Credit Facilities In 2018, the Company entered into a $700.0 million loan agreement, which provided for a $615.0 million term loan (the Term Loan) and an $85.0 million revolver loan (the Revolver Loan and together with the Term Loan, the Senior Secured Credit Facility or the Loans), which is included in Variable-rate debt above. Concurrent with the sale of The Westin at The Woodlands and Embassy Suites at Hughes Landing in September 2021, $181.8 million was repaid on the Term Loan, of which $69.8 million was directly associated with the properties sold. Refer to Note 3 - Acquisitions and Dispositions for additional information. As of June 30, 2022, the Company had $242.2 million of outstanding borrowings on the Term Loan. The Company has a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan. As of June 30, 2022, the Company had no outstanding borrowings under the Revolver Loan. The Loans are secured by a first priority security interest in certain of the Company’s properties.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. During the six months ended June 30, 2022, no new SID bonds were issued and obligations of $3.9 million were assumed by buyers.

Debt Compliance As of June 30, 2022, the Company did not meet the debt service coverage ratios for the One Hughes Landing, Two Hughes Landing and 4 Waterway Square loans, which did not have a material impact on the Company’s liquidity or its ability to operate the assets.

HHC 2022 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Financing Activity During the Six Months Ended June 30, 2022

The Company’s borrowing activity is summarized as follows:

thousands	Initial / Extended Maturity (a)	Interest Rate		Carrying Value
Balance at December 31, 2021				$4,591,157
Borrowings:
Two Summerlin	February 2027 / February 2029	3.43%		40,800
20/25 Waterway Avenue	April 2026 / April 2027	4.00%	(b),(c)	14,500
One Merriweather	February 2032	3.53%	(d)	49,800
Two Merriweather	February 2032	3.83%	(d)	25,600
Millennium Waterway Apartments	June 2032	3.94%	(d)	51,000
Two Lakes Edge	June 2032	4.39%	(d)	105,000
The Lane at Waterway	July 2032	4.85%	(d)	37,500
Draws on mortgages, notes and loans payable				180,270
Repayments:
20/25 Waterway Avenue	May 2022	4.79%		(12,487)
Millennium Waterway Apartments	June 2022	3.75%		(50,516)
Two Lakes Edge	October 2022 / October 2023	2.40%	(b)	(69,031)
Outlet Collection at Riverwalk	October 2022 / October 2023	3.50%	(b)	(26,258)
The Lane at Waterway	August 2023 / August 2024	1.85%	(b)	(27,729)
Senior Secured Credit Facility	September 2023	4.61%		(74,482)
Repayments on mortgages, notes and loans payable				(32,133)
Other:
Special Improvement District bond assumptions	April 2051	4.13%		(3,932)
Deferred financing costs, net				1,633
Balance at June 30, 2022				$4,800,692
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
(b)The interest rate presented is based on the Secured Overnight Financing Rate (SOFR) of 1.50% at June 30, 2022. Interest rates associated with loans which have been paid off reflect the interest rate at December 31, 2021.
(c)In April 2022, the Company closed on a $19.5 million financing of 20/25 Waterway Avenue, replacing the existing loan, with $4.2 million withheld until the release of upcoming tenant expirations. The loan is interest-only for the first three years with 25-year amortization thereafter.
(d)The financings are interest-only.

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

HHC 2022 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$14,082	$—	$14,082	$—	$1,257	$—	$1,257	$—

Liabilities:
Interest rate derivative liabilities	$—	$—	$—	$—	$26,452	$—	$26,452	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2022		December 31, 2021
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$922,624	$922,624	$1,216,637	$1,216,637
Accounts receivable, net (a)	Level 3	96,219	96,219	86,388	86,388
Notes receivable, net (b)	Level 3	5,729	5,729	7,561	7,561

Liabilities:
Fixed-rate debt (c)	Level 2	3,320,845	2,874,854	3,125,559	3,186,139
Variable-rate debt (c)	Level 2	1,526,473	1,526,473	1,513,857	1,513,857
(a)Accounts receivable, net is shown net of an allowance of $10.9 million at June 30, 2022, and $16.5 million at December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an allowance of $0.1 million at June 30, 2022, and $0.2 million at December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
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

HHC 2022 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The table below includes non-financial assets that were measured at fair value on a non-recurring basis resulting in the properties being impaired:

			Fair Value Measurements Using
thousands	Segment	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Century Park (a)	Strategic Developments	$32,000	$—	$—	$32,000
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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no events of default as of June 30, 2022, or as of December 31, 2021.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the six months ended June 30, 2022, and the year ended December 31, 2021, there were no termination events. The Company recorded an immaterial reduction in Interest expense in 2021 and 2022 related to the amortization of terminated swaps.

The Company did not terminate any derivatives during the six months ended June 30, 2022, or the year ended December 31, 2021.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that an additional $2.6 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHC 2022 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Prepaid expenses and other assets, net and derivative liabilities in Accounts payable and accrued expenses.

						Fair Value Asset (Liability)
thousands		Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	June 30, 2022	December 31, 2021
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	(c)	$285,000	2.00%	3/12/2021	9/15/2023	$4,253	$300
Interest rate cap	(c)	83,200	2.00%	3/12/2021	9/15/2023	1,241	87
Interest rate cap		75,000	5.00%	8/31/2020	10/17/2022	—	—
Interest rate cap	(d)	75,000	2.50%	10/12/2021	9/29/2025	2,207	485
Interest rate cap	(e)	59,500	2.50%	10/12/2021	9/29/2025	1,751	385

Derivative instruments designated as hedging instruments:
Interest rate swap	(f)	$615,000	2.96%	9/21/2018	9/18/2023	$1,448	$(23,477)
Interest rate swap	(g)	40,800	1.68%	3/1/2022	2/18/2027	1,894	—
Interest rate swap	(h)	35,476	4.89%	11/1/2019	1/1/2032	1,288	(2,975)

Total fair value derivative assets						$14,082	$1,257
Total fair value derivative liabilities						—	(26,452)
Total fair value derivative asset (liability), net						$14,082	$(25,195)
(a)These rates represent the strike rate on HHC’s interest swaps and caps.
(b)Interest expense related to these contracts was $2.8 million for the three months ended June 30, 2022, $8.2 million for the six months ended June 30, 2022, and was not material in 2021.
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

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, and 2021:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Interest rate derivatives	$5,819	$(1,136)	$17,561	$2,247

Location of Gain (Loss) Reclassified from AOCI into Operations	Amount of Gain (Loss) Reclassified from AOCI into Operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Interest expense	$(2,646)	$(3,041)	$(5,981)	$(6,014)

Credit-risk-related Contingent Features The Company has agreements with certain derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of June 30, 2022.

HHC 2022 FORM 10-Q | 23

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

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. The Company recorded total expenses of $99.2 million for the estimated repair costs related to this matter during 2020, with an additional $21.0 million charged during 2021, and $2.7 million charged during 2022. These amounts were included in Condominium rights and unit cost of sales in the Condensed Consolidated Statements of Operations. As of June 30, 2022, a total of $70.5 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Letters of Credit and Surety Bonds As of June 30, 2022, the Company had outstanding surety bonds totaling $319.8 million. As of December 31, 2021, the Company had outstanding letters of credit totaling $5.1 million and surety bonds totaling $331.0 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.7 million for the three months ended June 30, 2022, and $3.2 million for the six months ended June 30, 2022, compared to $1.9 million for the three months ended June 30, 2021, and $3.7 million for the six months ended June 30, 2021. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements In conjunction with the execution of the ground lease for the Seaport, the Company executed a completion guarantee for the core and shell construction of the Tin Building. The core and shell construction was completed in the fourth quarter of 2021, and the remainder of construction is expected to be completed in the third quarter of 2022. As such, the Company is working with the New York City Economic Development Corporation to relinquish the guarantee.

The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that as of June 30, 2022, any obligations to pay special taxes are not probable.

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
HHC 2022 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of June 30, 2022, and December 31, 2021.

10. Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2022	2021	$ Change	2022	2021	$ Change
Income tax expense (benefit)	$7,263	$(1,550)	$8,813	$7,964	$(22,755)	$30,719
Income (loss) before income taxes	28,695	2,067	26,628	31,567	(87,297)	118,864
Effective tax rate	25.3%	NM	NM	25.2%	26.1%	(0.9)%
NM - Not Meaningful

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

11. Warrants

On October 7, 2016, the Company entered into a warrant agreement with David R. O’Reilly, (O’Reilly Warrant) prior to his appointment to his previous position of Chief Financial Officer. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant became exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions, and will expire on October 2, 2022. The O’Reilly Warrant was not exercised as of June 30, 2022.

On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its then Chief Executive Officer, David R. Weinreb, (Weinreb Warrant) and then President, Grant Herlitz, (Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions. The Weinreb Warrant expires June 15, 2023, and the Herlitz Warrant expires October 3, 2023. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without cause under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment. The warrant expiration dates remain unchanged. Neither of these warrants were exercised as of June 30, 2022.

HHC 2022 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

thousands
Balance as of March 31, 2022	$(6,103)
Other comprehensive income (loss) before reclassifications	5,819
(Gain) loss reclassified from accumulated other comprehensive loss to net income	2,646
Net current-period other comprehensive income (loss)	8,465
Balance as of June 30, 2022	$2,362

Balance as of March 31, 2021	$(31,017)
Other comprehensive income (loss) before reclassifications	(1,136)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	3,041
Share of investee's other comprehensive income	1,358
Net current-period other comprehensive income (loss)	3,263
Balance at June 30, 2021	$(27,754)

thousands
Balance as of December 31, 2021	$(14,457)
Other comprehensive income (loss) before reclassifications	17,561
(Gain) loss reclassified from accumulated other comprehensive loss to net income	5,981
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Net current-period other comprehensive Income (loss)	16,819
Balance at June 30, 2022	$2,362

Balance at December 31, 2020	$(38,590)
Other comprehensive income (loss) before reclassifications	2,247
(Gain) loss reclassified from accumulated other comprehensive loss to net income	6,014
Share of investee's other comprehensive income	2,575
Net current-period other comprehensive income (loss)	10,836
Balance at June 30, 2021	$(27,754)
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

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
thousands	2022	2021	2022	2021
(Gains) losses on cash flow hedges	$3,437	$3,888	$7,768	$7,689	Interest expense
Company's share of previously deferred derivative gains	—	—	(8,636)	—	Equity in earnings (losses) from real estate and other affiliates
Income tax expense (benefit)	(791)	(847)	126	(1,675)	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$2,646	$3,041	$(742)	$6,014

HHC 2022 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2022	2021	2022	2021
Net income (loss)
Net income (loss)	$21,432	$3,617	$23,603	$(64,542)
Net (income) loss attributable to noncontrolling interests	132	1,224	83	2,789
Net income (loss) attributable to common stockholders	$21,564	$4,841	$23,686	$(61,753)

Shares
Weighted-average common shares outstanding - basic	50,786	55,704	51,612	55,691
Restricted stock and stock options	36	53	39	—
Weighted-average common shares outstanding - diluted	50,822	55,757	51,651	55,691

Net income (loss) per common share
Basic income (loss) per share	$0.42	$0.09	$0.46	$(1.11)
Diluted income (loss) per share	$0.42	$0.09	$0.46	$(1.11)

For the three months ended June 30, 2022, the diluted EPS computation excludes 252,787 shares of stock options and 323,868 shares of restricted stock because their effect is anti-dilutive. For the six months ended June 30, 2022, the diluted EPS computation excludes 252,787 shares of stock options and 327,050 shares of restricted stock because their effect is anti-dilutive. For the three months ended June 30, 2021, the diluted EPS computation excludes 231,500 shares of stock options and 326,958 shares of restricted stock because their effect is anti-dilutive. For the six months ended June 30, 2021, the diluted EPS computation excludes 285,487 shares of stock options and 472,116 shares of restricted stock because their effect is anti-dilutive. For all periods, the diluted EPS computation excludes 2,103,485 shares related to the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant because their effect is anti-dilutive.

Common Stock Repurchases In October 2021, the Company’s board of directors (Board) authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open-market transactions. During the fourth quarter of 2021, the Company repurchased 1,023,284 shares of its common stock, par value $0.01 per share, for $96.6 million, or approximately $94.42 per share. During the first quarter of 2022, the Company repurchased an additional 1,579,646 shares of its common stock, for $153.4 million, or approximately $97.10 per share, thereby completing all authorized purchases under the October 2021 program.

In March 2022, the Board, authorized an additional share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During the first quarter of 2022, the Company repurchased 171,022 shares of its common stock, for $17.3 million, or approximately $101.09 per share under the March 2022 program. During the second quarter of 2022, the Company repurchased an additional 2,164,400 shares of its common stock, for $192.3 million, or approximately $88.83 per share. The Company repurchased an additional 368,806 shares of its common stock, for $25.4 million, or approximately $68.98 per share, through July 28, 2022. This brings total share repurchases under the current $250.0 million authorization to approximately $235 million. All purchases were funded with cash on hand.

HHC 2022 FORM 10-Q | 27

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$21,420	$12,861	$41,036	$50,028
Master Planned Communities land sales	84,979	58,342	146,447	95,819
Builder price participation	18,471	11,389	32,967	18,183
Total	124,870	82,592	220,450	164,030

Recognized at a point in time or over time:
Other land, rental and property revenues	47,783	41,389	67,320	64,632

Rental and lease-related revenues
Rental revenue	104,055	88,476	199,164	174,375
Total revenues	$276,708	$212,457	$486,934	$403,037

Revenues by segment
Operating Assets revenues	$118,562	$113,422	$218,249	$209,861
Master Planned Communities revenues	108,110	74,578	188,802	122,865
Seaport revenues	28,176	10,898	37,552	18,351
Strategic Developments revenues	21,846	13,466	42,302	51,766
Corporate revenues	14	93	29	194
Total revenues	$276,708	$212,457	$486,934	$403,037

HHC 2022 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2021	$431,177
Consideration earned during the period	(102,087)
Consideration received during the period	175,343
Balance at June 30, 2022	$504,433

Balance at December 31, 2020	$360,416
Consideration earned during the period	(71,778)
Consideration received during the period	127,030
Balance at June 30, 2021	$415,668

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of June 30, 2022, is $2.6 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	Thereafter
Total remaining unsatisfied performance obligations	$837,073	$796,429	$998,870

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

15. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of June 30, 2022, or December 31, 2021.

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

In June 2022, the Company sold the Outlet Collection at Riverwalk, resulting in a reduction in the Company’s operating lease right-of-use assets and obligations as well as future minimum lease payments.

The Company’s leased assets and liabilities are as follows:

thousands	June 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets, net	$46,830	$57,022
Liabilities
Operating lease obligations	50,199	69,363

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Operating lease cost	$1,998	$2,180	$4,067	$4,363
Variable lease costs	269	324	643	440
Net lease cost	$2,267	$2,504	$4,710	$4,803
Future minimum lease payments as of June 30, 2022, are as follows:

thousands	Operating Leases
Remainder of 2022	$2,489
2023	4,619
2024	4,585
2025	3,195
2026	2,965
Thereafter	243,600
Total lease payments	261,453
Less: imputed interest	(211,254)
Present value of lease liabilities	$50,199

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Six Months Ended June 30,
thousands	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$3,229	$3,531
HHC 2022 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Other Information	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (years)
Operating leases	44.7	37.3
Weighted-average discount rate
Operating leases	7.8%	7.8%
Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately four years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of June 30, 2022, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2022	2021	2022	2021
Total minimum rent payments	$57,164	$54,658	$114,593	$108,000

Total future minimum rents associated with operating leases are as follows as of June 30, 2022:

thousands	Total Minimum Rent
Remainder of 2022	$109,105
2023	218,788
2024	213,128
2025	191,896
2026	171,623
Thereafter	792,104
Total	$1,696,644
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
–Seaport – consists of approximately 472,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building as well as the 250 Water Street parking lot, and equity interest in Jean-Georges Restaurants.
HHC 2022 FORM 10-Q | 31

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended June 30, 2022
Total revenues	$118,562	$108,110	$28,176	$21,846	$276,694
Total operating expenses	(51,349)	(45,136)	(29,066)	(25,679)	(151,230)
Segment operating income (loss)	67,213	62,974	(890)	(3,833)	125,464
Depreciation and amortization	(38,999)	(92)	(7,720)	(1,345)	(48,156)
Interest income (expense), net	(21,318)	11,783	1,319	2,528	(5,688)
Other income (loss), net	(309)	23	(43)	946	617
Equity in earnings (losses) from real estate and other affiliates	2,591	(3,422)	(5,239)	(22)	(6,092)
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	—	4,018
Gain (loss) on extinguishment of debt	(363)	—	—	—	(363)
Segment EBT	$12,833	$71,266	$(12,573)	$(1,726)	$69,800
Corporate income, expenses and other items					(48,368)
Net income (loss)					21,432
Net (income) loss attributable to noncontrolling interests					132
Net income (loss) attributable to common stockholders					$21,564

Three Months Ended June 30, 2021
Total revenues	$113,422	$74,578	$10,898	$13,466	$212,364
Total operating expenses	(53,191)	(33,905)	(15,996)	(18,640)	(121,732)
Segment operating income (loss)	60,231	40,673	(5,098)	(5,174)	90,632
Depreciation and amortization	(39,975)	(98)	(7,004)	(1,597)	(48,674)
Interest income (expense), net	(18,152)	10,615	187	659	(6,691)
Other income (loss), net	(156)	—	(618)	14	(760)
Equity in earnings (losses) from real estate and other affiliates	(10,419)	18,641	(336)	(19)	7,867
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	21,333
Gain (loss) on extinguishment of debt	(46)	—	—	—	(46)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(8,517)	$69,831	$(12,869)	$2,148	$50,593
Corporate income, expenses and other items					(46,976)
Net income (loss)					3,617
Net (income) loss attributable to noncontrolling interests					1,224
Net income (loss) attributable to common stockholders					$4,841
(a)Total revenues includes hospitality revenues of $13.9 million for the three months ended June 30, 2021. Total operating expenses includes hospitality operating costs of $11.0 million for the three months ended June 30, 2021. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2022 FORM 10-Q | 32

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Six Months Ended June 30, 2022
Total revenues	$218,249	$188,802	$37,552	$42,302	$486,905
Total operating expenses	(97,964)	(82,032)	(47,925)	(43,756)	(271,677)
Segment operating income (loss)	120,285	106,770	(10,373)	(1,454)	215,228
Depreciation and amortization	(77,429)	(182)	(15,543)	(2,677)	(95,831)
Interest income (expense), net	(41,436)	22,205	1,272	6,517	(11,442)
Other income (loss), net	(478)	23	307	461	313
Equity in earnings (losses) from real estate and other affiliates	17,766	2,128	(8,950)	876	11,820
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	(9)	4,009
Gain (loss) on extinguishment of debt	(645)	—	—	—	(645)
Segment EBT	$22,081	$130,944	$(33,287)	$3,714	$123,452
Corporate income, expenses and other items					(99,849)
Net income (loss)					23,603
Net (income) loss attributable to noncontrolling interests					83
Net income (loss) attributable to common stockholders					$23,686

Six Months Ended June 30, 2021
Total revenues	$209,861	$122,865	$18,351	$51,766	$402,843
Total operating expenses	(100,425)	(57,172)	(28,502)	(78,263)	(264,362)
Segment operating income (loss)	109,436	65,693	(10,151)	(26,497)	138,481
Depreciation and amortization	(79,626)	(170)	(13,839)	(3,195)	(96,830)
Interest income (expense), net	(37,152)	21,372	289	1,760	(13,731)
Other income (loss), net	(10,254)	—	(954)	14	(11,194)
Equity in earnings (losses) from real estate and other affiliates	(21,823)	46,291	(688)	(117)	23,663
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	21,333
Gain (loss) on extinguishment of debt	(882)	—	—	—	(882)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(40,301)	$133,186	$(25,343)	$(19,770)	$47,772
Corporate income, expenses and other items					(112,314)
Net income (loss)					(64,542)
Net (income) loss attributable to noncontrolling interests					2,789
Net income (loss) attributable to common stockholders					$(61,753)
(a)Total revenues includes hospitality revenues of $21.6 million for the six months ended June 30, 2021. Total operating expenses includes hospitality operating costs of $18.9 million for the six months ended June 30, 2021. In September 2021, the Company completed the sale of its three hospitality properties.
The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	June 30, 2022	December 31, 2021
Operating Assets	$3,278,586	$3,607,718
Master Planned Communities	3,190,230	3,056,240
Seaport	1,140,462	1,046,992
Strategic Developments	1,517,252	1,193,549
Total segment assets	9,126,530	8,904,499
Corporate	381,550	677,195
Total assets	$9,508,080	$9,581,694
HHC 2022 FORM 10-Q | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

HHC 2022 FORM 10-Q | 34

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

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated herein by reference. Currently, one of the most significant factors is the unknown future adverse impact of COVID-19 on our financial condition, results of operations, cash flows and performance, on our industry, and on the global economy and financial markets. The extent to which COVID-19 will continue to impact us depends on future developments that remain uncertain and cannot be predicted with confidence, including the scope and duration of the pandemic, actions taken by governments and authorities to contain or mitigate the impact of the virus, the speed of distribution and effectiveness of vaccines, the impact of ongoing and future mutations of the virus, and the short and long-term economic and consumer behavior impact caused by the pandemic. In addition, you should interpret many of the risks identified below and set forth in our 2021 Annual Report on Form 10-K (2021 Annual Report) as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:
–the impact of the ongoing COVID-19 pandemic on our business, our tenants and the economy in general, including as described above;
–a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail and office sectors;
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
–contamination of our properties by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our data security, as well as losses that are not insured or that exceed the applicable insurance limits;
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners;
–catastrophic events or geo-political conditions that may disrupt our business, such as the COVID-19 pandemic and resurgence of different variants, issues with the global supply chain, the recent invasion by Russia of Ukraine and any further escalation of hostilities which may impact the global energy supply;
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks;
HHC 2022 FORM 10-Q | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

OVERVIEW

Description of Business

Our award-winning assets include one of the nation's largest portfolios of MPCs spanning approximately 118,000 gross acres, as well as operating properties, strategic developments, and other unique assets across 7 states from New York to Hawai‘i. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. Our unique business model allows us to drive outsized risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

We operate through four business segments: Operating Assets, MPCs, Strategic Development and Seaport. We create a unique and continuous value-creation cycle through operational and financial synergies associated with our three primary business segments of Operating Assets, MPCs and Strategic Developments. In our MPC segment, we plan, develop and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate time using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once the commercial developments are completed, the assets transition to Operating Assets, which increase recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle. Our fourth business segment, the Seaport, is one of the few multi-block districts largely under private management by a single owner in New York City. This historic waterfront area is being revitalized and enhanced into a mixed-use neighborhood featuring unique culinary and entertainment offerings.

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

COVID-19 Pandemic The outbreak of COVID-19 resulted in a negative impact on our financial performance in 2020, particularly in our Operating Asset and Seaport segments. However, we saw significant performance improvement during the second half of 2020 that continued through 2021, with full-year 2021 segment results equaling or exceeding pre-pandemic levels for the majority of our segments. The Company has not experienced material adverse effects related to COVID-19 in the first half of 2022.

HHC 2022 FORM 10-Q | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

Second Quarter 2022 Highlights

Comparison of the three months ended June 30, 2022, to the three months ended June 30, 2021

Total Company
–Net income attributable to common stockholders increased to $21.6 million, or $0.42 per diluted share, for the three months ended June 30, 2022, compared to income of $4.8 million, or $0.09 per diluted share, for the three months ended June 30, 2021.
–We continue to maintain a strong liquidity position with $572.8 million of cash and cash equivalents and available capacity of $85 million on the revolver portion of our credit facilities as of June 30, 2022, with limited near-term debt maturities.

Capital and Financing Activities
–In April 2022, the Company closed on a $19.5 million financing of 20/25 Waterway Avenue, replacing the existing loan, with $4.2 million withheld until the release of upcoming tenant expirations. The loan matures in April 2026 with a 1-year extension option, bears interest at SOFR plus 2.50% and is interest-only for the first three years with 25-year amortization thereafter.
–In May 2022, the Company closed on a $51.0 million interest-only refinancing of Millennium Waterway Apartments. The loan bears interest at 3.94% with maturity in June 2032.
–In May 2022, the Company closed on a $105.0 million interest-only refinancing of Two Lakes Edge. The loan bears interest at 4.39% with maturity in June 2032.
–In June 2022, the Company closed on a $37.5 million interest-only refinancing of The Lane at Waterway. The loan bears interest at 4.85% with maturity in July 2032.
–Repurchased 2,164,400 shares of common stock funded with $192.3 million of cash on hand at an average price of $88.83 per share.

Operating Assets
–Operating Assets NOI totaled $64.0 million in the current quarter, a $7.8 million or 14% increase compared to $56.2 million in the prior-year period.
–Multi-family NOI increased $4.4 million or 60% compared to the prior-year period, primarily due to lease-up at our newer properties, including The Lane at Waterway, Two Lakes Edge, and Creekside Park The Grove in The Woodlands and Juniper Apartments in Downtown Columbia that are all at or near full occupancy.
–Office NOI increased $3.4 million or 13% compared to the prior-year period, largely due to the expiration of rent abatements at 6100 Merriweather and 9950 Woodloch Forest.
–Retail NOI increased $1.2 million or 9% compared to the prior-year period, primarily due to improvements at Ward Village, partially offset by a decrease at Downtown Summerlin largely due to one-time COVID-related payments received in 2021 that did not repeat. At the end of the quarter, HHC did not have any remaining COVID-related reserves, as retail activity continues to gain strength after the adverse impacts of the pandemic.
–Other NOI increased $2.3 million or 47% primarily due to increased attendance during the 2022 Las Vegas Aviators season as restrictions surrounding COVID-19 were lifted.

MPC
–MPC EBT totaled $71.3 million in the current quarter, a $1.4 million or 2% increase compared to $69.8 million in the prior-year period.
–The increase in EBT was primarily due to higher land sales, net of associated cost of sales at Summerlin and Bridgeland, partially offset by lower Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of no land sale closings in the second quarter of 2022 as compared to the same period in 2021.
–On June 17, 2022, JDM Member exercised an option to repurchase a 9.24% interest in Douglas Ranch for $50.0 million. As of June 30, 2022, the Company owns a 90.76% interest in Douglas Ranch.

HHC 2022 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents
Seaport
–Seaport NOI totaled a loss of $0.7 million in the current quarter, a $3.6 million improvement compared to a loss of $4.3 million in the prior-year period, related to increases in all asset categories as a result of increased activity attributable to recovery from the COVID-19, including an earlier launch of the summer concert series in 2022 compared to 2021.

Strategic Developments
–Strategic Developments EBT totaled a loss of $1.7 million in the current quarter, a $3.9 million decrease compared to income of $2.1 million in the prior-year period.
–The decrease in EBT was primarily attributable to no asset sales or impairments in 2022, compared to the $21.3 million gain on sale of Monarch City in the second quarter of 2021, offset by the $13.1 million impairment of Century Park in the second quarter of 2021, and the timing of condominium closings.
–We continued to experience strong condominium unit sales in Ward Village, evidenced by the 43 condominium units we contracted to sell during the second quarter of 2022 at our towers that are completed or under construction.
–Victoria Place, which began construction in February 2021, contracted the last remaining unit during the quarter, resulting in Victoria Place being completely sold as of June 30, 2022.
–The Park Ward Village, our eighth condominium project at Ward Village, began public sales in July 2021, and as of June 30, 2022, we have entered into contracts for 494 units, representing 90.6% of total units.
–Our ninth condominium project, Ulana Ward Village, was announced in 2021, with all units designated as workforce housing units offered to local residents who meet certain maximum income and net worth requirements. As of June 30, 2022, we have entered into contracts for 627 units, representing 90.1% of total units.
–We began construction at Wingspan, our first single-family rental community in Bridgeland. The project, which will include 263 homes, is expected to start welcoming residents in late 2023.

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

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:
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

HHC 2022 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents
A reconciliation between EBT and Net income is presented below:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended June 30, 2022
Total revenues	$118,562	$108,110	$28,176	$21,846	$276,694
Total operating expenses	(51,349)	(45,136)	(29,066)	(25,679)	(151,230)
Segment operating income (loss)	67,213	62,974	(890)	(3,833)	125,464
Depreciation and amortization	(38,999)	(92)	(7,720)	(1,345)	(48,156)
Interest income (expense), net	(21,318)	11,783	1,319	2,528	(5,688)
Other income (loss), net	(309)	23	(43)	946	617
Equity in earnings (losses) from real estate and other affiliates	2,591	(3,422)	(5,239)	(22)	(6,092)
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	—	4,018
Gain (loss) on extinguishment of debt	(363)	—	—	—	(363)
Segment EBT	$12,833	$71,266	$(12,573)	$(1,726)	$69,800
Corporate income, expenses and other items					(48,368)
Net income (loss)					21,432
Net (income) loss attributable to noncontrolling interests					132
Net income (loss) attributable to common stockholders					$21,564

Three Months Ended June 30, 2021
Total revenues	$113,422	$74,578	$10,898	$13,466	$212,364
Total operating expenses	(53,191)	(33,905)	(15,996)	(18,640)	(121,732)
Segment operating income (loss)	60,231	40,673	(5,098)	(5,174)	90,632
Depreciation and amortization	(39,975)	(98)	(7,004)	(1,597)	(48,674)
Interest income (expense), net	(18,152)	10,615	187	659	(6,691)
Other income (loss), net	(156)	—	(618)	14	(760)
Equity in earnings (losses) from real estate and other affiliates	(10,419)	18,641	(336)	(19)	7,867
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	21,333
Gain (loss) on extinguishment of debt	(46)	—	—	—	(46)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(8,517)	$69,831	$(12,869)	$2,148	$50,593
Corporate income, expenses and other items					(46,976)
Net income (loss)					3,617
Net (income) loss attributable to noncontrolling interests					1,224
Net income (loss) attributable to common stockholders					$4,841
(a)Total revenues includes hospitality revenues of $13.9 million for the three months ended June 30, 2021. Total operating expenses includes hospitality operating costs of $11.0 million for the three months ended June 30, 2021. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2022 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Six Months Ended June 30, 2022
Total revenues	$218,249	$188,802	$37,552	$42,302	$486,905
Total operating expenses	(97,964)	(82,032)	(47,925)	(43,756)	(271,677)
Segment operating income (loss)	120,285	106,770	(10,373)	(1,454)	215,228
Depreciation and amortization	(77,429)	(182)	(15,543)	(2,677)	(95,831)
Interest income (expense), net	(41,436)	22,205	1,272	6,517	(11,442)
Other income (loss), net	(478)	23	307	461	313
Equity in earnings (losses) from real estate and other affiliates	17,766	2,128	(8,950)	876	11,820
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	(9)	4,009
Gain (loss) on extinguishment of debt	(645)	—	—	—	(645)
Segment EBT	$22,081	$130,944	$(33,287)	$3,714	$123,452
Corporate income, expenses and other items					(99,849)
Net income (loss)					23,603
Net (income) loss attributable to noncontrolling interests					83
Net income (loss) attributable to common stockholders					$23,686

Six Months Ended June 30, 2021
Total revenues	$209,861	$122,865	$18,351	$51,766	$402,843
Total operating expenses	(100,425)	(57,172)	(28,502)	(78,263)	(264,362)
Segment operating income (loss)	109,436	65,693	(10,151)	(26,497)	138,481
Depreciation and amortization	(79,626)	(170)	(13,839)	(3,195)	(96,830)
Interest income (expense), net	(37,152)	21,372	289	1,760	(13,731)
Other income (loss), net	(10,254)	—	(954)	14	(11,194)
Equity in earnings (losses) from real estate and other affiliates	(21,823)	46,291	(688)	(117)	23,663
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	21,333
Gain (loss) on extinguishment of debt	(882)	—	—	—	(882)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(40,301)	$133,186	$(25,343)	$(19,770)	$47,772
Corporate income, expenses and other items					(112,314)
Net income (loss)					(64,542)
Net (income) loss attributable to noncontrolling interests					2,789
Net income (loss) attributable to common stockholders					$(61,753)
(a)Total revenues includes hospitality revenues of $21.6 million for the six months ended June 30, 2021. Total operating expenses includes hospitality operating costs of $18.9 million for the six months ended June 30, 2021. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2022 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Net income attributable to common stockholders was $23.7 million for the six months ended June 30, 2022, an increase of $85.4 million, compared to the prior-year period.

Refer to the Second Quarter 2022 Highlights section above for information on the variances for the three months ended June 30, 2022.

For the six months ended June 30, 2022:

Total segment EBT increased $75.7 million compared to the prior-year period primarily due to the following:
–higher Operating Assets EBT primarily due to an increase in equity earnings related to the sale of 110 North Wacker which was operating at a loss prior to sale, an increase in Rental revenue primarily due to multi-family and retail properties and an increase in gain on sale related to the sale of the Outlet Collection at Riverwalk in 2022
–higher Strategic Development EBT primarily attributable to a decrease in charges related to our expected funding of costs to correct alleged construction defects at Waiea, a decrease in impairment charges and an increase in net condominium sales, partially offset by a decrease in gain on sale as no strategic assets were sold in the current period
–lower Seaport EBT due to expenses outpacing revenues, primarily due to increased food, beverage and labor costs and a decrease in equity earnings primarily related to pre-opening costs for The Tin Building by Jean-Georges in 2022
–lower MPC EBT primarily due to lower Equity in earnings (losses) from real estate and other affiliates related to The Summit, primarily related to lower sales in 2022 due to limited available Phase I inventory and the impact of an increase in projected amenity and completion costs recognized in the second quarter of 2022, partially offset by higher MPC land sales, net of associated MPC cost of sales, primarily at Bridgeland and Summerlin
–loss on the settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021 that did not repeat in 2022

Net expenses related to Corporate income, expenses and other items decreased $12.5 million compared to the prior-year period primarily due to the following:
–decrease in net expense due to a loss on extinguishment of debt related to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 during the first quarter of 2021
–decrease in net expense due to lower corporate interest expense, net primarily as a result of the change in value related to derivative instruments and changes in interest related to the repurchase of the $1.0 billion 5.375% Senior Notes in the first quarter of 2021, partially offset by the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021
–increase in income tax expense, primarily due to an increase in income before income taxes
–decrease in general and administrative expense primarily attributable to an increase in capitalized costs associated with development activity, partially offset by an increase in severance costs related to the former Chief Financial Officer in the first quarter of 2022

See segment discussions for more detail about the changes described above.

HHC 2022 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Rental Revenue	$98,282	$86,149	$12,133	$191,888	$169,648	$22,240
Other land, rental and property revenues	20,280	27,273	(6,993)	26,361	40,213	(13,852)
Total revenues	118,562	113,422	5,140	218,249	209,861	8,388

Operating costs	(38,255)	(42,379)	4,124	(69,890)	(77,522)	7,632
Rental property real estate taxes	(13,080)	(12,426)	(654)	(27,239)	(25,148)	(2,091)
(Provision for) recovery of doubtful accounts	(14)	1,614	(1,628)	(835)	2,245	(3,080)
Total operating expenses	(51,349)	(53,191)	1,842	(97,964)	(100,425)	2,461
Segment operating income (loss)	67,213	60,231	6,982	120,285	109,436	10,849
Depreciation and amortization	(38,999)	(39,975)	976	(77,429)	(79,626)	2,197
Interest income (expense), net	(21,318)	(18,152)	(3,166)	(41,436)	(37,152)	(4,284)
Other income (loss), net	(309)	(156)	(153)	(478)	(10,254)	9,776
Equity in earnings (losses) from real estate and other affiliates	2,591	(10,419)	13,010	17,766	(21,823)	39,589
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	4,018	4,018	—	4,018
Gain (loss) on extinguishment of debt	(363)	(46)	(317)	(645)	(882)	237
Segment EBT	$12,833	$(8,517)	$21,350	$22,081	$(40,301)	$62,382

For the three months ended June 30, 2022:

Operating Assets segment EBT increased $21.4 million compared to the prior-year period primarily due to the following:
–increase in Rental revenue primarily due to continued lease-up at our multi-family properties in The Woodlands and Columbia and improved collections at our retail properties
–increase in Equity in earnings (losses) from real estate and other assets, net due to losses incurred at 110 North Wacker in 2021 during the lease-up period that were not recurring as a result of the sale of 110 North Wacker in the first quarter of 2022
–increase in Gain (loss) on sale or disposal of real estate and other assets, net of $4.0 million, inclusive of $0.5 million in related transaction costs, related to the sale of the Outlet Collection at Riverwalk in the second quarter of 2022

These increases to EBT were partially offset by the following:
–decrease in Other land, rental and property revenues, partially offset by a decrease in Operating costs, primarily due to the sale of our hospitality properties in The Woodlands in the third quarter of 2021, partially offset by increased attendance during the 2022 Las Vegas Aviators season as restrictions surrounding COVID-19 were lifted

For the six months ended June 30, 2022:

Operating Assets segment EBT increased $62.4 million compared to the prior-year period. In addition to the items affecting the three months ended June 30, 2022, the increase was primarily due to the following:
–increase in Equity in earnings (losses) from real estate and other assets, net from the recognition of income upon the sale of 110 North Wacker primarily due to the release of our share of AOCI related to the Venture’s derivative instruments and income from other equity investments in the first quarter of 2022
–increase in Other income (expense), net related to a $10.0 million loss on the settlement of the rate-lock agreement upon repayment of our outstanding loans for 1201 Lake Robbins and The Woodlands Warehouse in February 2021

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

Operating Assets NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Total Operating Assets segment EBT	$12,833	$(8,517)	$21,350	$22,081	$(40,301)	$62,382
Add back:
Depreciation and amortization	38,999	39,975	(976)	77,429	79,626	(2,197)
Interest (income) expense, net	21,318	18,152	3,166	41,436	37,152	4,284
Equity in (earnings) losses from real estate and other affiliates	(2,591)	10,419	(13,010)	(17,766)	21,823	(39,589)
(Gain) loss on sale or disposal of real estate and other assets, net	(4,018)	—	(4,018)	(4,018)	—	(4,018)
(Gain) loss on extinguishment of debt	363	46	317	645	882	(237)
Impact of straight-line rent	(3,101)	(3,987)	886	(5,539)	(9,094)	3,555
Other	158	100	58	207	10,239	(10,032)
Operating Assets NOI	$63,961	$56,188	$7,773	$114,475	$100,327	$14,148

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Office	$29,680	$26,283	$3,397	$54,798	$52,115	$2,683
Retail	14,932	13,762	1,170	27,957	25,312	2,645
Multi-family	11,843	7,410	4,433	22,985	13,145	9,840
Other	7,318	4,975	2,343	8,107	5,791	2,316
Dispositions	188	3,758	(3,570)	628	3,964	(3,336)
Operating Assets NOI	$63,961	$56,188	$7,773	$114,475	$100,327	$14,148

For the three and six months ended June 30, 2022:

Operating Assets NOI increased $7.8 million for the three months ended June 30, 2022, and $14.1 million for the six months ended June 30, 2022, compared to the prior-year period primarily due to the following:
–increase at our multi-family properties primarily related to the continued lease-up of Juniper Apartments, Two Lakes Edge, Creekside Park the Grove and The Lane at Waterway
–increase at our office properties primarily due to the expiration of rent abatements at 6100 Merriweather and 9950 Woodloch Forest
–increase at our retail properties primarily due to improvements at Ward Village, partially offset by a decrease at Downtown Summerlin largely due to one-time COVID-related payments received in 2021 that did not repeat. At the end of the quarter, HHC did not have any remaining COVID-related reserves, as retail activity continues to gain strength after the adverse impacts of the pandemic.
HHC 2022 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

–increase at our other properties primarily due to increased attendance during the 2022 Las Vegas Aviators season as restrictions surrounding COVID-19 were lifted
–partially offset by a decrease related to the sale of our hospitality properties in The Woodlands in the third quarter of 2021

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

On June 17, 2022, JDM Member exercised an option to repurchase a 9.24% interest in Douglas Ranch for $50.0 million. As of June 30, 2022, the Company owns a 90.76% interest in Douglas Ranch and continues to consolidate Douglas Ranch.

For additional detail, refer to Note 2 - Investment in Real Estate and Other Affiliates and Note 3 - Acquisitions and Dispositions in the Condensed Consolidated Financial Statements.

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Master Planned Community land sales (a)	$84,979	$58,342	$26,637	$146,447	$95,819	$50,628
Other land, rental and property revenues	4,660	4,847	(187)	9,388	8,863	525
Builder price participation (b)	18,471	11,389	7,082	32,967	18,183	14,784
Total revenues	108,110	74,578	33,532	188,802	122,865	65,937

Master Planned Communities cost of sales	(31,263)	(24,858)	(6,405)	(55,949)	(40,509)	(15,440)
Operating costs	(13,873)	(9,047)	(4,826)	(26,083)	(16,663)	(9,420)
Total operating expenses	(45,136)	(33,905)	(11,231)	(82,032)	(57,172)	(24,860)
Segment operating income (loss)	62,974	40,673	22,301	106,770	65,693	41,077
Depreciation and amortization	(92)	(98)	6	(182)	(170)	(12)
Interest income (expense), net	11,783	10,615	1,168	22,205	21,372	833
Other income (loss), net	23	—	23	23	—	23
Equity in earnings (losses) from real estate and other affiliates	(3,422)	18,641	(22,063)	2,128	46,291	(44,163)
Segment EBT	$71,266	$69,831	$1,435	$130,944	$133,186	$(2,242)
(a)MPC land sales include deferred revenue from land sales closed in a previous period that met criteria for recognition in the current period and excludes amounts deferred from current period land sales that do not yet meet the recognition criteria.
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

For the three months ended June 30, 2022:

MPC segment EBT increased $1.4 million compared to the prior-year period due to the following:
–higher MPC land sales, net of associated MPC cost of sales, primarily at Bridgeland and Summerlin
–Acres sold and price per acre at Bridgeland increased, with 43.7 acres sold at an average price of $576,000 per acre in the second quarter of 2022, compared to 24.6 acres sold with an average price of $427,000 per acre in the second quarter of 2021
–Price per acre of superpad sales increased at Summerlin, with 47.8 acres sold at $1,053,000 per acre in the second quarter of 2022, compared to 47.2 acres sold at $729,000 per acre in the second quarter of 2021, partially offset by no institutional land sales at Summerlin in the second quarter of 2022 compared to 6.3 acres sold in the second quarter of 2021
–lower Equity in earnings (losses) from real estate and other affiliates related to The Summit, primarily related to no sales in the second quarter of 2022 due to limited available Phase I inventory and the impact of an increase in projected amenity and completion costs recognized in the second quarter of 2022

For the six months ended June 30, 2022:

MPC segment EBT decreased $2.2 million compared to the prior-year period due to lower Equity in earnings (losses) from real estate and other affiliates related to The Summit, primarily related to lower sales in 2022 due to limited available Phase I inventory and the impact of an increase in projected amenity and completion costs recognized in the second quarter of 2022. Excluding the impact of this decrease at the Summit, MPC EBT increased $41.7 million compared to the prior-year period as a result of the following:
–higher MPC land sales, net of associated MPC cost of sales, primarily at Bridgeland and Summerlin
–Acres sold and price per acre at Bridgeland increased, with 75.1 acres at an average price of $541,000 per acre in the first half of 2022 compared to 52.2 acres with an average price of $444,000 per acre in same period of 2021
–Institutional land sales at Summerlin increased, with 16.6 acres in the first half of 2022 compared to 6.3 acres in the same period of 2021
–Price per acre of superpad sales increased at Summerlin, with 47.8 acres at $1,053,000 per acre in the first half of 2022 compared to 47.2 acres at $728,000 per acre in the first half of 2021
–Custom lots sold at Summerlin decreased, with 3 custom lots sold with an average price of $2.1 million in the first half of 2022 compared to 15 custom lots sold with an average price of $1.5 million in 2021

MPC Net Contribution In addition to MPC segment EBT, MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle, and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from SID bonds and MUD receivables, reduced by MPC development expenditures, land acquisitions and Equity in earnings from real estate and other affiliates, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

HHC 2022 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table sets forth the MPC Net Contribution:

MPC Net Contribution	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
MPC Segment EBT	$71,266	$69,831	$1,435	$130,944	$133,186	$(2,242)
Plus:
Master Planned Communities cost of sales	31,263	24,858	6,405	55,949	40,509	15,440
Depreciation and amortization	92	98	(6)	182	170	12
MUD and SID bonds collections, net (a)	11,982	(291)	12,273	33,741	2,603	31,138
Distributions from real estate and other affiliates	—	100,528	(100,528)	—	101,672	(101,672)
Less:
MPC development expenditures	(92,566)	(73,322)	(19,244)	(171,449)	(126,302)	(45,147)
Equity in (earnings) losses in real estate and other affiliates	3,422	(18,641)	22,063	(2,128)	(46,291)	44,163
MPC Net Contribution	$25,459	$103,061	$(77,602)	$47,239	$105,547	$(58,308)
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $77.6 million for the three months ended June 30, 2022, and decreased $58.3 million for the six months ended June 30, 2022, compared to the same periods in 2021, primarily due to a decrease in distributions from real estate and other affiliates related to a large distribution received in 2021 representing the return of the Company’s initial capital contribution in accordance with the Summit LLC agreement, and an increase in development expenditures, partially offset by increases in MPC land sales and MUD and SID bond collections, net.

The following table sets forth MPC land inventory activity for the six months ended June 30, 2022:

thousands	Bridgeland	Columbia	Douglas Ranch	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2021	$520,154	$16,625	$510,541	$931,723	$187,419	$116,306	$2,282,768
Development expenditures (a)	75,311	—	119	79,658	5,735	10,626	171,449
MPC Cost of sales	(12,323)	—	—	(38,510)	—	(5,116)	(55,949)
MUD reimbursable costs (b)	(58,104)	—	—	—	(35)	(5,251)	(63,390)
Transfer to Strategic Developments	(355)	—	—	—	—	—	(355)
Other	10,353	—	33,887	1,926	1,743	664	48,573
Balance June 30, 2022	$535,036	$16,625	$544,547	$974,797	$194,862	$117,229	$2,383,096
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHC 2022 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

Construction on the core and shell of the Tin Building was completed as of December 31, 2021. The remainder of construction is expected to be completed during the third quarter of 2022. The Company owns 100% of the Tin Building and has leased 100% of the space to The Tin Building by Jean-Georges joint venture, in which the Company has an equity ownership interest. The Tin Building by Jean-Georges is expected to open in the third quarter of 2022, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery.

Due to the range of asset types discussed above, we categorize the businesses in the Seaport segment into three groups: landlord operations, managed businesses, and events and sponsorships.

Landlord Operations Landlord operations represent physical real estate we have developed and own, and is inclusive of our office, retail and multi-family properties.

Managed Businesses Managed businesses represent retail and food and beverage businesses that HHC owns and operates, either wholly or through partnerships with third parties, and operates, including license and management agreements. Our managed businesses include, among others, The Fulton, The Greens, Mister Dips, Carne Mare, Malibu Farm, Ssäm Bar and The Tin Building by Jean-Georges, which is expected to open in the third quarter of 2022. The Tin Building by Jean-Georges, The Fulton, The Greens and Malibu Farm are managed by Creative Culinary Management Company, LLC, a Jean-Georges company, and Mister Dips and Carne Mare are managed by Seaport F&B LLC, an Andrew Carmellini company. These management companies are responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

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

In 2023, we plan to expand our managed business portfolio with the launch of The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne at 1 Fulton Street featuring an all-day menu with many specialty to-go items and an expansive outdoor café in 2023.

Events and Sponsorships Our events and sponsorship businesses include our concert series, event catering, private events and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with Creative Culinary Management Company, LLC. The 2022 summer concert series, which began in May 2022 and is expected to run through the end of October 2022, currently includes 64 announced show dates, more than any previous year, and has sold over 160,000 tickets to date, representing over 75% of available ticket inventory. In the second quarter, we hosted 19 concerts and welcomed approximately 51,500 guests.
HHC 2022 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

250 Water Street In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable and market rate apartments, community-oriented spaces and office space. This project, which includes approximately 547,000 zoning square feet, presents a unique opportunity at the Seaport to redevelop this site into a vibrant mixed-use asset, provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. In May 2021, we received approval from the New York City Landmarks Preservation Commission (LPC) on our proposed design for the 250 Water Street site and in September 2021, the New York State Supreme Court dismissed on procedural grounds a lawsuit challenging the LPC approval. We received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which will allow the necessary transfer of development rights to the parking lot site. Also in December 2021, an amendment to the Seaport ground lease was executed giving the Company extension options, at the discretion of the Company, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program is expected to be completed in 2023. In February 2022, an additional lawsuit was filed challenging the land use approvals previously granted to the Company under the ULURP for the redevelopment and construction of 250 Water Street. The Company is vigorously contesting the matter as it believes that these claims are without merit.

Impact of COVID-19 In response to the COVID-19 pandemic, we closed the Seaport in March 2020 and cancelled our 2020 Seaport summer concert series. Many businesses were able to resume operations, on a limited basis, in the third quarter of 2020. Most restrictions were lifted in June of 2021; however, many businesses at the Seaport continued to operate at reduced levels through the third quarter of 2021, primarily due to labor shortages. All venues were open and operating at close to full capacity during the fourth quarter of 2021; however, operations were negatively impacted by the rise of the Omicron variant in the beginning of 2022 before returning to normal in March 2022. Throughout the second quarter of 2022, all businesses were open and operating at close to full capacity.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Rental Revenue	$5,773	$2,139	$3,634	$7,276	$4,367	$2,909
Other land, rental and property revenues	22,403	8,759	13,644	30,276	13,984	16,292
Total revenues	28,176	10,898	17,278	37,552	18,351	19,201

Operating costs	(27,580)	(15,522)	(12,058)	(46,082)	(27,681)	(18,401)
Rental property real estate taxes	(212)	(380)	168	(546)	(674)	128
(Provision for) recovery of doubtful accounts	(1,274)	(94)	(1,180)	(1,297)	(147)	(1,150)
Total operating expenses	(29,066)	(15,996)	(13,070)	(47,925)	(28,502)	(19,423)
Segment operating income (loss)	(890)	(5,098)	4,208	(10,373)	(10,151)	(222)
Depreciation and amortization	(7,720)	(7,004)	(716)	(15,543)	(13,839)	(1,704)
Interest income (expense), net	1,319	187	1,132	1,272	289	983
Other income (loss), net	(43)	(618)	575	307	(954)	1,261
Equity in earnings (losses) from real estate and other affiliates	(5,239)	(336)	(4,903)	(8,950)	(688)	(8,262)
Segment EBT	$(12,573)	$(12,869)	$296	$(33,287)	$(25,343)	$(7,944)

For the three and six months ended June 30, 2022:

Seaport segment EBT increased $0.3 million for the three months ended June 30, 2022, and decreased $7.9 million for the six months ended June 30, 2022, compared to the prior-year periods primarily due to the following:
–increase in revenues as a result of increased activity attributable to recovery from the COVID-19 pandemic, including an earlier launch of the summer concert series in 2022 compared to 2021
–increase in operating expenses related to increased activity and increased food and beverage costs
–decrease in equity earnings primarily related to pre-opening costs for The Tin Building by Jean-Georges in 2022

HHC 2022 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Total Seaport segment EBT	$(12,573)	$(12,869)	$296	$(33,287)	$(25,343)	$(7,944)
Add back:
Depreciation and amortization	7,720	7,004	716	15,543	13,839	1,704
Interest (income) expense, net	(1,319)	(187)	(1,132)	(1,272)	(289)	(983)
Equity in (earnings) losses from real estate and other affiliates	5,239	336	4,903	8,950	688	8,262
Impact of straight-line rent	(184)	463	(647)	1,704	867	837
Other (income) loss, net	433	978	(545)	1,936	1,719	217
Seaport NOI	$(684)	$(4,275)	$3,591	$(6,426)	$(8,519)	$2,093

The Seaport, including managed businesses, events, sponsorships, catering and the Tin Building, is approximately 68% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings and until the economy recovers from the economic impact of the COVID-19 pandemic.

The table below presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Landlord Operations - Historic District & Pier 17	$(3,070)	$(3,834)	$764	$(5,925)	$(7,074)	$1,149
Multi-family	206	44	162	74	136	(62)
Managed Businesses - Historic District & Pier 17	1,769	(256)	2,025	(861)	(916)	55
Events, Sponsorships & Catering Business	411	(229)	640	286	(665)	951
Seaport NOI	$(684)	$(4,275)	$3,591	$(6,426)	$(8,519)	$2,093

Seaport NOI improved compared to the prior-year period, primarily as a result of increased activity attributable to recovery from the COVID-19 pandemic, including an earlier launch of the summer concert series in 2022 compared to 2021.

HHC 2022 FORM 10-Q | 50

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Condominium rights and unit sales	$21,420	$12,861	$8,559	$41,036	$50,028	$(8,992)
Rental Revenue	—	104	(104)	—	192	(192)
Other land, rental and property revenues	426	501	(75)	1,266	1,546	(280)
Total revenues	21,846	13,466	8,380	42,302	51,766	(9,464)

Condominium rights and unit cost of sales	(19,546)	(13,435)	(6,111)	(33,726)	(68,403)	34,677
Operating costs	(6,411)	(4,295)	(2,116)	(9,619)	(7,975)	(1,644)
Rental property real estate taxes	278	(910)	1,188	(411)	(1,885)	1,474
Total operating expenses	(25,679)	(18,640)	(7,039)	(43,756)	(78,263)	34,507
Segment operating income (loss)	(3,833)	(5,174)	1,341	(1,454)	(26,497)	25,043
Depreciation and amortization	(1,345)	(1,597)	252	(2,677)	(3,195)	518
Interest income (expense), net	2,528	659	1,869	6,517	1,760	4,757
Other income (loss), net	946	14	932	461	14	447
Equity in earnings (losses) from real estate and other affiliates	(22)	(19)	(3)	876	(117)	993
Gain (loss) on sale or disposal of real estate and other assets, net	—	21,333	(21,333)	(9)	21,333	(21,342)
Provision for impairment	—	(13,068)	13,068	—	(13,068)	13,068
Segment EBT	$(1,726)	$2,148	$(3,874)	$3,714	$(19,770)	$23,484

For the three months ended June 30, 2022:

Strategic Developments segment EBT decreased $3.9 million compared to the prior-year period primarily due to the following:
–decrease in Gain (loss) on sale or disposal of real estate and other assets, net of $21.3 million driven by the sale of Monarch City in the second quarter of 2021, compared to no strategic asset sales in 2022
–increase in Condominium right and unit cost of sales driven by a $2.7 million charge related to the defect remediation accrual at Waiea in the second quarter of 2022

This decrease in EBT was partially offset by the following:
–decrease in Provision for impairment of $13.1 million due to the impairment of Century Park in the second quarter of 2021, compared to no asset impairments in 2022
–increase in profit from condominium sales (Condominium rights and unit sales, net of costs of sales), excluding remediation costs of $2.7 million discussed above, of $4.5 million driven by the timing and mix of condominium closings

HHC 2022 FORM 10-Q | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2022:

Strategic Developments segment EBT increased $23.5 million compared to the prior-year period. In addition to the items affecting the three months ended June 30, 2022, the increase is primarily due to the following:
–decrease in Condominium rights and unit cost of sales of $18.3 million primarily driven by charges related to the defect remediation accrual at Waiea. An additional $2.7 million was charged during the six months ended June 30, 2022, related to additional anticipated costs, compared to charges of $21.0 million during the six months ended June 30, 2021.
–increase in profits from condominium sales, excluding the change in remediation costs of $18.3 million discussed above, of $8.4 million driven by the timing and mix of condominium closings. The Company closed on 43 units at ‘A‘ali‘i and 1 units at Waiea during the six months ended June 30, 2022, compared to 4 units at Waiea and 2 units at Anaha during the six months ended June 30, 2021.

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. We closed on 44 condominium inventory units during the six months ended June 30, 2022, compared to 6 condominium unit closings during the six months ended June 30, 2021. Overall progress at our condominium projects remains strong, as evidenced by the contract activity discussed below.

Completed Condominiums As of June 30, 2022, our five completed towers are 98.1% sold with only 1 unit remaining at Waiea and 40 units remaining at ‘A‘ali‘i. Ae’o, Ke Kilohana and Anaha are completely sold.

Under-Construction Condominiums As of June 30, 2022, our two under-construction towers are 97.7% sold. Kō'ula is a 41-story, 565-unit, mixed-use condominium project that will consist of studio, one-, two- and three-bedroom residences. As of June 30, 2022, Kō'ula is 96.3% presold. Construction for Kō'ula is nearing completion and the first unit closings are expected in August 2022.

Victoria Place is a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences. We contracted the last unit at Victoria Place during the second quarter of 2022 resulting in Victoria Place being 100.0% presold as of June 30, 2022.

Predevelopment Condominiums We launched public sales of our eighth condominium project in July 2021. The Park Ward Village will be a 41-story, 545-unit condominium project located at Ward Avenue and Auahi Street, and adjacent to Victoria Ward Park. The project will consist of studio, one-, two- and three-bedroom residences, with the units ranging from approximately 400 square feet to 1,500 square feet. As of June 30, 2022, we have entered into contracts for 494 of the 545 units, representing 90.6% of total units. The Park Ward Village is Ward Village’s fastest-selling tower since inception, surpassing Victoria Place which held the previous record.

In 2021, HHC announced plans for our ninth condominium project, Ulana Ward Village. This mixed-use residence will be adjacent to the new Ka Laʻi o Kukuluāeʻo public park and will consist of 696 studio, one-, two- and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. As of June 30, 2022, we have entered into contracts for 627 units, representing 90.1% of total units.

HHC 2022 FORM 10-Q | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following provides further detail for Ward Village as of June 30, 2022:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea	(a)	176	—	177	99.4%	99.7%	Q4 2016
Anaha	(a)	317	—	317	100.0%	100.0%	Q4 2017
Ae’o	(a)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	100.0%	Q2 2019
‘A‘ali‘i	(b)	706	4	750	94.7%	91.9%	Q4 2021
Under construction
Kō'ula	(c)	—	544	565	96.3%	97.2%	Q3 2022
Victoria Place		—	349	349	100.0%	100.0%	2024
Predevelopment
The Park Ward Village	(d)	—	494	545	90.6%	91.8%	2025
Ulana Ward Village	(e)	—	627	696	90.1%	92.2%	2025
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 79% leased.
(c)There will be approximately 36,800 square feet of retail space as part of this project.
(d)There will be approximately 26,800 square feet of retail space as part of this project.
(e)There will be approximately 32,200 square feet of industrial and commercial space as part of this project.

Corporate Income, Expenses and Other Items

The following table contains certain corporate related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Corporate income	$14	$93	$(79)	$29	$194	$(165)
General and administrative	(15,512)	(20,334)	4,822	(41,403)	(42,100)	697
Corporate interest expense, net	(22,210)	(24,717)	2,507	(43,870)	(51,846)	7,976
Gain (loss) on extinguishment of debt	—	(5)	5	—	(35,084)	35,084
Corporate other income (loss), net	97	97	—	180	223	(43)
Corporate depreciation and amortization	(820)	(1,114)	294	(1,738)	(2,266)	528
Other	(2,674)	(2,546)	(128)	(5,083)	(4,190)	(893)
Income tax (expense) benefit	(7,263)	1,550	(8,813)	(7,964)	22,755	(30,719)
Total Corporate income, expenses and other items	$(48,368)	$(46,976)	$(1,392)	$(99,849)	$(112,314)	$12,465

For the three months ended June 30, 2022:

Corporate income, expenses and other items was unfavorably impacted compared to the prior-year period by the following:
–increase in income tax expense primarily due to an increase in income before income taxes. Refer to Note 10 - Income Taxes for additional information

Corporate income, expenses and other items was favorably impacted compared to the prior-year period by the following:
–decrease in general and administrative expenses primarily attributable to an increase in capitalized costs associated with development activity

HHC 2022 FORM 10-Q | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2022:

Corporate income, expenses and other items was favorably impacted compared to the prior-year period by the following:
–loss on extinguishment of debt of $35.1 million due to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 that occurred in the first quarter of 2021
–decrease in corporate interest expense, net primarily due to the change in value related to derivative instruments and changes in interest related to the repurchase of the $1.0 billion 5.375% Senior Notes in the first quarter of 2021, partially offset by the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021. Refer to Note 8 - Derivative Instruments and Hedging Activities for additional information on derivative instruments.
–decrease in general and administrative expense primarily attributable to an increase in capitalized costs associated with development activity, partially offset by an increase in severance costs related to the former Chief Financial Officer in the first quarter of 2022

Corporate income, expenses and other items was unfavorably impacted compared to the prior-year period by the following:
–increase in income tax expense primarily due to an increase in income before income taxes.

HHC 2022 FORM 10-Q | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. With the sale of the Company’s ownership interest in 110 North Wacker for net proceeds to the Company of $168.9 million in the first quarter of 2022, and the sale of the Outlet Collection at Riverwalk for net proceeds of $8.2 million in the second quarter of 2022, we have completed the sales of our remaining non-core assets. Since the fourth quarter of 2019, we have completed the sales of fifteen non-core assets generating approximately $578.1 million of net proceeds after debt repayment.

In October 2021, the board of directors (Board) of The Howard Hughes Corporation, authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open-market transactions. The Company has completed all share repurchases under this plan, with $96.6 million repurchased in the fourth quarter of 2021 and $153.4 million repurchased in the first quarter of 2022.

In March 2022, the Board authorized an additional $250.0 million of share repurchases. Under this program, the Company repurchased $17.3 million in the first quarter of 2022 and an additional $192.3 million in the second quarter of 2022. The Company repurchased an additional $25.4 million through July 28, 2022.This brings total share repurchases under our current $250.0 million authorization to approximately $235 million. All purchases were funded with cash on hand.

Cash Flows

	Six Months Ended June 30,
thousands	2022	2021
Cash provided by (used in) operating activities	$(95,227)	$(79,935)
Cash provided by (used in) investing activities	(40,455)	(10,877)
Cash provided by (used in) financing activities	(158,331)	130,559

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

Net cash used in operating activities was $95.2 million for the six months ended June 30, 2022, and $79.9 million for the six months ended June 30, 2021. The $15.3 million net increase in cash used in operating activities was primarily due to an increase of $45.1 million in cash used pertaining to master planned community development expenditures, a decrease of $19.2 million in cash provided by the return of an interest rate lock deposit in the first quarter of 2021 associated with a debt instrument and a decrease of $18.2 million in cash provided by distributions from equity method investments. The impact of these items was partially offset by a $31.5 million increase in net cash associated with our condominiums and a $30.9 million increase in MUD receivable collections.

HHC 2022 FORM 10-Q | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
Investing Activities Net cash used in investing activities was $40.5 million for the six months ended June 30, 2022, and $10.9 million for the six months ended June 30, 2021. The $29.6 million net increase in net cash used in investing activities was primarily driven by a $60.7 million increase in property development and redevelopment expenditures, a $71.3 million increase in investments in real estate and other affiliates, primarily attributable to the Company’s investment in Jean-Georges Restaurants, and a $16.8 million decrease in proceeds from sales of properties related to the Outlet Collection at Riverwalk in 2022 and Monarch City in 2021. This increase in net cash used was partially offset by a $122.1 million increase in distributions from real estate and other affiliates. The distributions received in 2022 primarily related to the sale of the Company’s ownership interest in 110 North Wacker, resulting in a net increase to the Company’s liquidity of $168.9 million after the payment of transaction costs and distributions to our partner, compared to the distributions received in 2021 related to the return of the Company’s initial capital contribution at the Summit.

Financing Activities Net cash used in financing activities was $158.3 million for six months ended June 30, 2022, and net cash provided by financing activities was $130.6 million for six months ended June 30, 2021. The net increase in cash used in financing activities of $288.9 million was primarily due to repurchases of common shares of $364.6 million. In addition, proceeds from mortgages, notes and loans payable decreased by $998.6 million, partially offset by a decrease in principal payments on mortgages, notes and loans payable of $1.04 billion, primarily due to significant financing activity in 2021.

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

Long-Term Liquidity The development and redevelopment opportunities in Strategic Developments, Seaport and Operating Assets are capital intensive and will require significant additional funding, if and when pursued. Any additional funding would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements, as well as future equity raises.

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

Debt Total outstanding debt was $4.8 billion as of June 30, 2022. Refer to Note 6 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our real estate and other affiliates totaled $101.8 million as of June 30, 2022. All of this indebtedness is without recourse to the Company.

Debt Compliance As of June 30, 2022, the Company did not meet the debt service coverage ratios for the One Hughes Landing, Two Hughes Landing and 4 Waterway Square loans, which did not have a material impact on the Company’s liquidity or its ability to operate the assets.

Net Debt The following table summarizes our net debt on a segment basis as of June 30, 2022. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our Real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

HHC 2022 FORM 10-Q | 56

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	June 30, 2022
Mortgages, notes and loans payable, net	$1,997,604	$335,091	$99,832	$343,993	$2,776,520	$2,024,172	$4,800,692
Mortgages, notes and loans payable of real estate and other affiliates	90,385	11,406	—	—	101,791	—	101,791
Less:
Cash and cash equivalents	(77,875)	(136,955)	(8,171)	(10,113)	(233,114)	(339,660)	(572,774)
Cash and cash equivalents of real estate and other affiliates	(3,583)	(24,045)	(9,901)	(11,545)	(49,074)	—	(49,074)
Special Improvement District receivables	—	(80,093)	—	—	(80,093)	—	(80,093)
Municipal Utility District receivables, net	—	(437,378)	—	—	(437,378)	—	(437,378)
TIF receivable	—	—	—	(1,469)	(1,469)	—	(1,469)
Net Debt	$2,006,531	$(331,974)	$81,760	$320,866	$2,077,183	$1,684,512	$3,761,695

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of June 30, 2022:

thousands	Remaining in 2022	2023	2024	2025	2026	2027	Thereafter	Total
Mortgages, notes and loans payable (a)	$6,632	$404,499	$391,937	$233,715	$376,982	$39,845	$3,393,708	$4,847,318
Interest payments (b)	119,021	239,066	203,479	185,840	171,545	153,596	380,791	1,453,338
Ground lease and other leasing commitments	1,531	2,791	2,847	2,905	2,965	3,026	240,573	256,638
Total	$127,184	$646,356	$598,263	$422,460	$551,492	$196,467	$4,015,072	$6,557,294
(a)Based on final maturity, inclusive of extension options.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

HHC 2022 FORM 10-Q | 57

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of June 30, 2022, of our $1.5 billion of variable-rate debt outstanding, $691.3 million is swapped to a fixed-rate. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a $75.0 million cap contract at a 5% interest rate related to properties in The Woodlands. Additionally, we have cap contracts totaling $368.2 million at a 2% interest rate for our construction loan on Victoria Place, which has an outstanding balance of $49.0 million as of June 30, 2022. We have a $59.5 million cap contract with a LIBOR strike rate of 2.50% on our construction loan on Tanager Echo, which has an outstanding balance of $12.4 million as of June 30, 2022. We have a $75.0 million cap contract with a LIBOR strike rate of 2.50% on our construction loan for 1700 Pavilion which has an outstanding balance of $21.1 million as of June 30, 2022. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

As of June 30, 2022, annual interest costs would increase approximately $8.4 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2022 FORM 10-Q | 58

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Common Stock Repurchases

In October 2021, the Company’s board of directors (Board), authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open-market transactions. During the fourth quarter of 2021, the Company repurchased 1,023,284 shares of its common stock, par value $0.01 per share, for $96.6 million, for approximately $94.42 per share. During the first quarter of 2022, the Company repurchased an additional 1,579,646 shares of its common stock, for $153.4 million, or approximately $97.10 per share, thereby completing all authorized purchases under the October 2021 program.

In March 2022, the Board authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During the first quarter of 2022, the Company repurchased 171,022 shares of its common stock, for $17.3 million, or approximately $101.09 per share under the March 2022 program. During the second quarter of 2022, the Company repurchased an additional 2,164,400 shares of its common stock, for $192.3 million, or approximately $88.83 per share. The Company repurchased an additional 368,806 shares of its common stock, for $25.4 million, or approximately $68.98 per share, through July 28, 2022. This brings total share repurchases under the current $250.0 million authorization to approximately $235 million. All purchases were funded with cash on hand.

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the second quarter of 2022:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2022	939,521	$101.35	939,400	$137,501,987
May 1 - 31, 2022	709,263	$88.15	709,000	$75,005,239
June 1 - 30, 2022	516,000	$66.97	516,000	$40,449,598
Total	2,164,784	$88.83	2,164,400
(a)During the second quarter of 2022, 384 shares were repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
HHC 2022 FORM 10-Q | 59

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

+   Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022, and 2021, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2022, and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2022 FORM 10-Q | 60

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
August 3, 2022

HHC 2022 FORM 10-Q | 61