Form 10-Q
period 2022-09-30
Howard Hughes Corp
filed 2022-11-02
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of common stock, $0.01 par value, outstanding as of October 26, 2022, was 49,900,872.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	September 30, 2022	December 31, 2021
ASSETS
Investment in real estate:
Master Planned Communities assets	$2,396,689	$2,282,768
Buildings and equipment	4,177,563	3,962,441
Less: accumulated depreciation	(841,363)	(743,311)
Land	307,037	322,439
Developments	1,085,302	1,208,907
Net property and equipment	7,125,228	7,033,244
Investment in real estate and other affiliates	261,615	369,949
Net investment in real estate	7,386,843	7,403,193
Net investment in lease receivable	2,897	2,913
Cash and cash equivalents	354,605	843,212
Restricted cash	571,703	373,425
Accounts receivable, net	95,364	86,388
Municipal Utility District receivables, net	506,666	387,199
Notes receivable, net	4,700	7,561
Deferred expenses, net	123,815	119,825
Operating lease right-of-use assets, net	47,629	57,022
Prepaid expenses and other assets, net	414,459	300,956
Total assets	$9,508,681	$9,581,694

LIABILITIES
Mortgages, notes and loans payable, net	$4,627,411	$4,591,157
Operating lease obligations	51,716	69,363
Deferred tax liabilities	228,396	204,837
Accounts payable and accrued expenses	1,050,267	983,167
Total liabilities	5,957,790	5,848,524

Commitments and Contingencies (see Note 9)
Redeemable noncontrolling interest	—	22,500

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,307,386 issued and 49,901,001 outstanding as of September 30, 2022, 56,173,276 shares issued and 54,065,661 outstanding as of December 31, 2021	564	563
Additional paid-in capital	3,969,840	3,960,418
Retained earnings (accumulated deficit)	115,326	(16,456)
Accumulated other comprehensive income (loss)	9,884	(14,457)
Treasury stock, at cost, 6,406,385 shares as of September 30, 2022, and 2,107,615 shares as of December 31, 2021	(609,724)	(220,073)
Total stockholders' equity	3,485,890	3,709,995
Noncontrolling interests	65,001	675
Total equity	3,550,891	3,710,670
Total liabilities and equity	$9,508,681	$9,581,694

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2022	2021	2022	2021
REVENUES
Condominium rights and unit sales	$418,645	$163	$459,681	$50,191
Master Planned Communities land sales	52,585	56,305	199,032	152,124
Rental revenue	96,917	95,215	296,081	269,590
Other land, rental and property revenues	52,550	56,350	119,870	120,982
Builder price participation	18,852	11,155	51,819	29,338
Total revenues	639,549	219,188	1,126,483	622,225

EXPENSES
Condominium rights and unit cost of sales	295,300	82	329,026	68,485
Master Planned Communities cost of sales	19,355	23,419	75,304	63,928
Operating costs	85,089	90,025	236,763	219,866
Rental property real estate taxes	12,118	14,812	40,314	42,519
Provision for (recovery of) doubtful accounts	106	154	2,238	(1,944)
General and administrative	19,471	19,033	60,874	61,133
Depreciation and amortization	50,015	56,299	147,584	155,395
Other	2,902	4,063	7,985	8,253
Total expenses	484,356	207,887	900,088	617,635

OTHER
Provision for impairment	—	—	—	(13,068)
Gain (loss) on sale or disposal of real estate and other assets, net	—	39,141	4,009	60,474
Other income (loss), net	2,004	(1,307)	2,497	(12,278)
Total other	2,004	37,834	6,506	35,128

Operating income (loss)	157,197	49,135	232,901	39,718

Interest income	995	12	1,273	84
Interest expense	(24,373)	(31,556)	(79,963)	(97,205)
Gain (loss) on extinguishment of debt	—	(1,577)	(645)	(37,543)
Equity in earnings (losses) from real estate and other affiliates	7,708	(7,848)	19,528	15,815
Income (loss) before income taxes	141,527	8,166	173,094	(79,131)
Income tax expense (benefit)	33,858	6,049	41,822	(16,706)
Net income (loss)	107,669	2,117	131,272	(62,425)
Net (income) loss attributable to noncontrolling interests	427	1,936	510	4,725
Net income (loss) attributable to common stockholders	$108,096	$4,053	$131,782	$(57,700)

Basic income (loss) per share	$2.19	$0.07	$2.59	$(1.04)
Diluted income (loss) per share	$2.19	$0.07	$2.59	$(1.04)

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Net income (loss)	$107,669	$2,117	$131,272	$(62,425)
Other comprehensive income (loss):
Interest rate swaps (a)	7,522	2,971	31,064	11,232
Reclassification of the Company's share of previously deferred derivative gains to net income (b)	—	—	(6,723)	—
Share of investee’s other comprehensive income (c)	—	1,508	—	4,083
Other comprehensive income (loss)	7,522	4,479	24,341	15,315
Comprehensive income (loss)	115,191	6,596	155,613	(47,110)
Comprehensive (income) loss attributable to noncontrolling interests	427	1,936	510	4,725
Comprehensive income (loss) attributable to common stockholders	$115,618	$8,532	$156,123	$(42,385)
(a)Amounts are shown net of tax expense of $2.2 million for the three months ended September 30, 2022, $0.8 million for the three months ended September 30, 2021, $9.3 million for the nine months ended September 30, 2022, and $3.1 million for the nine months ended September 30, 2021.
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
(c)Amount is shown net of tax expense of $0.4 million for the three months ended September 30, 2021, and $1.2 million for the nine months ended September 30, 2021.

See Notes to Condensed Consolidated Financial Statements.

HHC 2022 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance at June 30, 2022	56,295,548	$564	$3,967,194	$7,230	$2,362	(6,032,999)	$(583,952)	$3,393,398	$50,403	$3,443,801
Net income (loss)	—	—	—	108,096	—	—	—	108,096	(427)	107,669
Interest rate swaps, net of tax expense (benefit) of $2,247	—	—	—	—	7,522	—	—	7,522	—	7,522
Issuance of Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	15,025	15,025
Repurchase of common shares	—	—	—	—	—	(368,806)	(25,440)	(25,440)	—	(25,440)
Stock plan activity	11,838	—	2,646	—	—	(4,580)	(332)	2,314	—	2,314
Balance at September 30, 2022	56,307,386	$564	$3,969,840	$115,326	$9,884	(6,406,385)	$(609,724)	$3,485,890	$65,001	$3,550,891

Balance at June 30, 2021	56,196,818	$563	$3,955,162	$(134,309)	$(27,754)	(1,070,558)	$(122,091)	$3,671,571	$332	$3,671,903
Net income (loss) excluding income (loss) of $(1,595) attributable to redeemable noncontrolling interest	—	—	—	4,053	—	—	—	4,053	(341)	3,712
Interest rate swaps, net of tax expense (benefit) of $831	—	—	—	—	2,971	—	—	2,971	—	2,971
Share of investee's other comprehensive income, net of tax expense (benefit) of $429	—	—	—	—	1,508	—	—	1,508	—	1,508
Stock plan activity	—	—	2,652	—	—	(1,774)	(162)	2,490	—	2,490
Balance at September 30, 2021	56,196,818	$563	$3,957,814	$(130,256)	$(23,275)	(1,072,332)	$(122,253)	$3,682,593	$(9)	$3,682,584

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	131,782	—	—	—	131,782	(510)	131,272
Interest rate swaps, net of tax expense (benefit) of $9,279	—	—	—	—	31,064	—	—	31,064	—	31,064
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(210)	(210)
Issuance of Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	65,046	65,046
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (a)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(4,283,874)	(388,372)	(388,372)	—	(388,372)
Stock plan activity	134,110	1	9,422	—	—	(14,896)	(1,279)	8,144	—	8,144
Balance at September 30, 2022	56,307,386	$564	$3,969,840	$115,326	$9,884	(6,406,385)	$(609,724)	$3,485,890	$65,001	$3,550,891

Balance at December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	(1,070,558)	$(122,091)	$3,714,603	$420	$3,715,023
Net income (loss) excluding income (loss) of $(4,296) attributable to redeemable noncontrolling interest	—	—	—	(57,700)	—	—	—	(57,700)	(429)	(58,129)
Interest rate swaps, net of tax expense (benefit) of $3,145	—	—	—	—	11,232	—	—	11,232	—	11,232
Share of investee's other comprehensive income, net of tax expense (benefit) of $1,161	—	—	—	—	4,083	—	—	4,083	—	4,083
Issuance of common shares	—	—	(5)	—	—	—	—	(5)	—	(5)
Stock plan activity	154,004	1	10,541	—	—	(1,774)	(162)	10,380	—	10,380
Balance at September 30, 2021	56,196,818	$563	$3,957,814	$(130,256)	$(23,275)	(1,072,332)	$(122,253)	$3,682,593	$(9)	$3,682,584
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

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$131,272	$(62,425)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	132,378	140,867
Amortization	12,793	12,408
Amortization of deferred financing costs	7,922	7,676
Amortization of intangibles other than in-place leases	2,457	2,024
Straight-line rent amortization	(3,948)	(6,547)
Deferred income taxes	16,193	(17,975)
Restricted stock and stock option amortization	9,174	7,432
Net gain on sale of properties	(4,018)	(60,479)
Net gain on sale of equity method investments	(5,016)	—
(Gain) loss on extinguishment of debt	645	37,543
Impairment charges	—	13,799
Equity in (earnings) losses from real estate and other affiliates, net of distributions and impairment charges	(6,037)	23,000
Provision for doubtful accounts	(1,918)	(1,175)
Master Planned Community development expenditures	(286,178)	(215,559)
Master Planned Community cost of sales	69,498	55,445
Condominium development expenditures	(235,104)	(240,228)
Condominium rights and units cost of sales	316,612	66,033
Net Changes:
Accounts and notes receivable	7,557	(17,737)
Prepaid expenses and other assets	(36,739)	(15,008)
Condominium deposits received, net	141,500	240,730
Deferred expenses	(19,419)	(14,115)
Accounts payable and accrued expenses	(34,120)	3,891
Cash provided by (used in) operating activities	215,504	(40,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(1,270)	(1,223)
Operating property improvements	(40,237)	(27,064)
Property development and redevelopment	(270,889)	(178,734)
Proceeds from sales of properties, net	33,081	299,085
Reimbursements under tax increment financings	127	667
Distributions from real estate and other affiliates	205,726	85,008
Investments in real estate and other affiliates, net	(82,363)	(837)
Cash provided by (used in) investing activities	(155,825)	176,902

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	576,230	1,870,378
Principal payments on mortgages, notes and loans payable	(534,458)	(1,758,772)
Repurchases of common shares	(403,863)	—
Debt extinguishment costs	(32)	(29,793)
Special Improvement District bond funds released from (held in) escrow	13,015	7,939
Deferred financing costs and bond issuance costs, net	(7,934)	(22,240)
Taxes paid on stock options exercised and restricted stock vested	(2,461)	(2,344)
Stock options exercised	345	3,902
Issuance of Teravalis noncontrolling interest	31,234	—
Distribution to noncontrolling interest upon sale of 110 North Wacker	(22,084)	—
Cash provided by (used in) financing activities	(350,008)	69,070

Net change in cash, cash equivalents and restricted cash	(290,329)	205,572
Cash, cash equivalents and restricted cash at beginning of period	1,216,637	1,242,997
Cash, cash equivalents and restricted cash at end of period	$926,308	$1,448,569
HHC 2022 FORM 10-Q | 7

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2022	2021
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$354,605	$1,010,619
Restricted cash	571,703	437,950
Cash, cash equivalents and restricted cash at end of period	$926,308	$1,448,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$168,358	$159,583
Interest capitalized	73,171	54,287
Income taxes paid (refunded), net	24,240	1,789

NON-CASH TRANSACTIONS
Issuance of Teravalis noncontrolling interest	33,810	—
MPC land contributed to real estate affiliates	21,450	—
Accrued property improvements, developments, and redevelopments	9,138	21,973
Special Improvement District bond transfers associated with land sales	5,860	8,484
Capitalized stock compensation	3,852	1,538
Initial recognition of operating lease right-of-use asset, net	1,488	—
Initial recognition of operating lease obligation	1,621	—
Special Improvement District bonds held in third-party escrow	—	45,425

See Notes to Condensed Consolidated Financial Statements.
HHC 2022 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies

General The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation (HHC or the Company) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and future fiscal years.

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

COVID-19 Pandemic The outbreak of COVID-19 resulted in a negative impact on the Company’s financial performance in 2020, particularly in the Operating Asset and Seaport segments. However, the Company experienced significant performance improvement during the second half of 2020 that continued through 2021, with full-year 2021 segment results equaling or exceeding pre-pandemic levels for the majority of the Company’s segments. The Company has not experienced material adverse effects related to COVID-19 in 2022.

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

The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	September 30, 2022	December 31, 2021
Straight-line rent receivables	$79,382	$72,461
Tenant receivables	9,719	8,647
Other receivables	6,263	5,280
Accounts receivable, net (a)	$95,364	$86,388
(a)As of September 30, 2022, the total reserve balance for amounts considered uncollectible was $10.8 million, comprised of $4.9 million related to ASC 842 and $5.9 million related to ASC 450. As of December 31, 2021, the total reserve balance was $16.5 million, comprised of $11.5 million related to ASC 842 and $5.0 million related to ASC 450.

HHC 2022 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
thousands	Income Statement Location	2022	2021	2022	2021
ASC 842 reserve	Rental revenue	$275	$(610)	$(3,762)	$751
ASC 450 reserve	Provision for (recovery of) doubtful accounts	106	154	2,238	(1,944)
Total impact		$381	$(456)	$(1,524)	$(1,193)

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

Noncontrolling Interests As of September 30, 2022, noncontrolling interests primarily related to the 12.0% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). Refer to Note 3 - Acquisitions and Dispositions for additional information on Teravalis. As of December 31, 2021, noncontrolling interests primarily related to the Ward Village HOAs. All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. For additional information on redeemable noncontrolling interest refer to Note 2 - Investment in Real Estate and Other Affiliates.

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $589.4 million as of September 30, 2022, and $484.7 million as of December 31, 2021. The MUD receivable balance included accrued interest of $42.0 million as of September 30, 2022, and $18.2 million as of December 31, 2021. There has been no material activity in the allowance for credit losses for financing receivables for the nine months ended September 30, 2022, and 2021.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

Recently Issued Accounting Standards The following is a summary of recently issued accounting pronouncements which relate to the Company’s business.

HHC 2022 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

2. Investment in Real Estate and Other Affiliates

As of September 30, 2022, the Company does not consolidate the investments below as it does not have the power to direct the activities that most significantly impact the economic performance of the ventures and does not have controlling interests in these investments. As a result, the Company reports its interests in accordance with the equity method. As of September 30, 2022, these ventures had mortgage financing totaling $209.7 million, with the Company’s proportionate share of this debt totaling $105.2 million. All of this indebtedness is without recourse to the Company.

Investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2022	2021	2022	2021	2022	2021	2022	2021
Equity Method Investments
Operating Assets:
110 North Wacker (a)	—%	see below	$—	$194,999	$—	$(15,954)	$4,914	$(42,966)
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	1,568	(233)	4,516	(122)
Stewart Title of Montgomery County, TX	50%	50%	3,771	4,185	136	715	848	1,349
Woodlands Sarofim #1	20%	20%	3,034	3,215	6	34	(9)	87
m.flats/TEN.M (c)	50%	50%	—	—	2,422	330	6,991	966
Master Planned Communities:
The Summit (d) (e)	see below	see below	67,031	41,536	15,283	8,277	17,635	54,568
Floreo (e)	50%	50%	58,733	59,080	(421)	—	(645)	—
Seaport:
The Lawn Club (e)	see below	see below	2,553	447	—	—	—	—
Ssäm Bar (Momofuku) (e)	see below	see below	5,661	5,852	(216)	(1,009)	(473)	(1,697)
The Tin Building by Jean-Georges (e)	see below	see below	3,730	—	(11,366)	—	(20,565)	—
Jean-Georges Restaurants (f)	25%	—%	46,215	—	309	—	815	—
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	485	127	(18)	(8)	796	(125)
West End Alexandria	see below	see below	56,613	56,546	5	—	67	—
			247,836	365,997	7,708	(7,848)	14,890	12,060
Other equity investments (g)			13,779	3,952	—	—	4,638	3,755
Investment in real estate and other affiliates			$261,615	$369,949	$7,708	$(7,848)	$19,528	$15,815
(a)During the first quarter of 2022, the Company completed the sale of its ownership interest in 110 North Wacker. Refer to discussion below for additional information.
(b)The Metropolitan Downtown Columbia was in a deficit position of $7.9 million at September 30, 2022, and $11.3 million at December 31, 2021, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at September 30, 2022, and December 31, 2021.
(c)M.flats/TEN.M was in a deficit position of $0.9 million at September 30, 2022, and $6.0 million at December 31, 2021, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at September 30, 2022, and December 31, 2021.
HHC 2022 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(d)In July 2022, the Company contributed an additional 54 acres to the Summit (Phase II land) and recognized a gain of $13.5 million. Excluding this gain, equity earnings at The Summit decreased for the three and nine months ended September 30, 2022, as a result of lower sales in 2022 due to limited available Phase I inventory and the impact of an increase in projected amenity and completion costs recognized in 2022.
(e)Refer to the discussion below for details on the ownership structure.
(f)On March 1, 2022, the Company purchased a 25% interest in Jean-Georges Restaurants. Refer to discussion below for additional information.
(g)Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively. As of September 30, 2022, Other equity investments includes $10.0 million of warrants, which represents cash paid by HHC for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional details.

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

HHC 2022 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance at December 31, 2021	$22,500
Net income (loss) attributable to noncontrolling interest	(407)
Disposition of noncontrolling interest related to 110 North Wacker	(22,093)
Balance at September 30, 2022	$—

Balance at December 31, 2020	$29,114
Net income (loss) attributable to noncontrolling interest	(4,296)
Share of investee’s other comprehensive income	582
Balance at September 30, 2021	$25,400

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

As of September 30, 2022, and December 31, 2021, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest; however, the Company is not the primary beneficiary. The carrying value of Ssäm Bar as of September 30, 2022, is $5.7 million and is classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

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

The Tin Building by Jean-Georges In 2015, the Company, together with VS-Fulton Seafood Market, LLC (Fulton Partner), formed Fulton Seafood Market, LLC (The Tin Building by Jean-Georges) to operate a 53,783 square foot culinary marketplace in the historic Tin Building with an expanded focus on experiences including in-person dining, retail shopping and delivery. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-George Restaurants in March 2022 as discussed below.

HHC 2022 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company owns 100% of the Tin Building and leased 100% of the space to The Tin Building by Jean-Georges joint venture. Throughout this report, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to The Tin Building by Jean-Georges refer to the managed business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of The Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening and operating costs of Fulton Seafood Market LLC. The Fulton Partner is not required to make any capital contributions.

The Tin Building was completed and placed in service during the third quarter of 2022 and The Tin Building by Jean-Georges culinary marketplace began operations with limited operating hours in the third quarter of 2022.

As of September 30, 2022, The Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As such, the Company accounts for its ownership interest in accordance with the equity method. Because the Company is unable to quantify the maximum amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure related to loss as a result of this investment is based upon the carrying value of the investment.

Under The Tin Building by Jean-Georges LLC agreement, available cash (other than available cash attributable to a capital event) will be distributed 100% to the Company until it receives a cumulative preferred return of 18% per year on its costs incurred in excess of a specified threshold. Available cash will then be allocated 65% to the Company and 35% to the Fulton Partner.

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

The carrying value of The Tin Building by Jean-Georges as of September 30, 2022, is $3.7 million and represents HHC contributions of $24.3 million, partially offset by $20.6 million of equity losses for the nine months ended September 30, 2022, related to pre-opening expenses.

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

HHC 2022 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Pursuant to the Summit LLC agreement, HHC received distributions equal to its initial capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution and Discovery received cash distributions equal to two times its equity contribution. Once these thresholds were met, cash distributions and income-producing activities associated with the Phase I land were recognized according to equity ownership. As of September 30, 2022, HHC has received $179.1 million in total distributions and Discovery has received $27.0 million in total distributions.

Phase II In July 2022, the Company contributed an additional 54 acres to the Summit (Phase II land) with a fair value of $21.5 million. The Company recognized an incremental equity method investment at the fair value of $21.5 million and recognized a gain of $13.5 million recorded in Equity in earnings (losses) from real estate and other affiliates. This gain is the result of marking the cost basis of the land contributed to its estimated fair value at the time of contribution. The Phase II land is adjacent to the existing Summit development and is currently planned for approximately 28 custom home sites that will be added to the Summit community.

Pursuant to the amended Summit LLC agreement, cash flow generated from the sale of the Phase II land will be distributed first to the Company to the extent of the contribution value plus a 5% preferred return thereon, then 40% to the Company and 60% to Discovery until Discovery has received $32.0 million, then 50% to each member.

Floreo (formerly named Trillium) In the fourth quarter of 2021, simultaneous with the Teravalis land acquisition, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Partners and El Dorado Holdings to form Trillium Development Holding Company, LLC (Floreo) for the purpose of developing the first village within the new Teravalis MPC in Phoenix’s West Valley.

Within the 3,029-acre Floreo development located in the greater Phoenix, Arizona area, JDM Partners owned approximately 2,579 acres and El Dorado Holdings owned approximately 450 acres. Simultaneously with the LLC Agreement, all parties executed the Contribution and Purchase Agreement under which the Company acquired a 50% interest in the land owned by JDM Partners and a 50% interest in the land owned by El Dorado Holdings for $59.0 million, and immediately contributed its ownership interest in the property to Floreo in exchange for a 50% equity interest. At the same time, JDM Partners contributed its remaining 50% interest in its land and El Dorado Holdings contributed its remaining 50% interest in its land to Floreo in exchange for the remaining equity interest. Subsequent to these contributions, member equity interest in Floreo was 50% for the Company, 42.5% for JDM Partners and 7.5% for El Dorado Holdings. The Company will report its ownership interest in accordance with the equity method. Under the terms of the agreement, all future capital contributions, cash distributions and the recognition of income producing activities will be pro rata based on economic ownership interest. The first Floreo land sales are expected to occur in the second half of 2023.

On October 25, 2022, Floreo closed on a $165.0 million financing, and at initial closing, outstanding borrowings were $57.5 million. The Company provided a guarantee on this financing and received a guarantee fee of $5.0 million.

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

HHC 2022 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Teravalis (formerly named Douglas Ranch) In October 2021, the Company acquired Teravalis, a new large-scale master planned community in the West Valley of Phoenix, Arizona. The Company closed on the all-cash purchase of approximately 33,810 acres (Teravalis Property) for a purchase price of $541.0 million. Pursuant to the purchase and sale agreement, $33.8 million of the purchase price was held in escrow related to a six-month option for the seller, or permitted assignee, to repurchase up to 50% interest in the Teravalis Property. The total repurchase price payable pursuant to the option was $270.5 million, which consisted of a payment of $236.7 million and the $33.8 million withheld at the initial closing, plus 50% of any costs incurred to manage and maintain the Teravalis Property from the time of the original closing through the date that the option is exercised.

On April 13, 2022, the purchase and sale agreement was amended to extend the term of the option to June 17, 2022, and grant a minimum purchase of a 9.24% interest in the Teravalis Property for $50.0 million and up to a maximum purchase of a 50% interest for $270.5 million. On June 17, 2022, the seller’s assignee, JDM Member, exercised the minimum purchase option and purchased a 9.24% interest in the Teravalis Property for $50.0 million, inclusive of the $33.8 million previously held in escrow.

Immediately following the execution of the minimum purchase option, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Member to form Douglas Ranch Development Holding Company (Teravalis). The Company and JDM Member then contributed their interests in the Teravalis Property to Teravalis in exchange for an equity interest, resulting in member equity interest of 90.76% for the Company and 9.24% for JDM Member. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and HHC continued to consolidate Teravalis. Also in conjunction with the execution of the minimum purchase option, JDM Member paid $10.0 million for the option to repurchase up to the remaining 40.76% interest in Teravalis for $220.5 million on or before August 18, 2022.

On August 18, 2022, JDM Member partially exercised the option and purchased an additional 2.78% interest in the Teravalis Property for $15.0 million, inclusive of the $10.0 million deposit previously received. JDM member contributed their interest in the Teravalis Property to Teravalis in exchange for equity interest, resulting in member equity interest of 88.0% for the Company and 12.0% for JDM Member. As the exercise of this option did not change the rights of either the Company or JDM member under LLC agreement, the Company will continue to consolidate Teravalis. The remaining purchase option expired upon partial purchase of this additional ownership interest.

Under the terms of the LLC agreement, cash distributions and the recognition of income producing activities will be pro rata based on economic ownership interest. As of September 30, 2022, the Company’s Condensed Consolidated Balance Sheets include $541.2 million of Master Planned Community assets and $65.0 million of Noncontrolling interest related to Teravalis.
HHC 2022 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Floreo (formerly named Trillium) Simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo), for $59.0 million. Floreo owns approximately 3,029 acres of land in the greater Phoenix, Arizona area. See Note 2 - Investment in Real Estate and Other Affiliates for additional information.

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

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No impairment charges were recorded during the three and nine months ended September 30, 2022.

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

Each investment in real estate and other affiliates discussed in Note 2 - Investment in Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded for Investment in real estate and other affiliates during the three and nine months ended September 30, 2022, and 2021.

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
HHC 2022 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets:

thousands	September 30, 2022	December 31, 2021	$ Change
Condominium inventory (a)	$153,754	$57,507	$96,247
Special Improvement District receivable (b)	73,386	86,165	(12,779)
Security, escrow and other deposits	45,764	45,546	218
In-place leases	40,772	44,225	(3,453)
Interest rate derivative assets (c)	29,712	1,257	28,455
Intangibles	27,296	29,752	(2,456)
Prepaid expenses	26,052	21,370	4,682
Tenant incentives and other receivables	7,598	6,623	975
Other	7,424	6,617	807
TIF receivable	1,776	855	921
Food and beverage and lifestyle inventory	925	1,039	(114)
Prepaid expenses and other assets, net	$414,459	$300,956	$113,503
(a)The increase in Condominium inventory is attributable to the addition of inventory units at the newly completed Kō'ula, partially offset by closing on inventory units at ‘A’ali’i.
(b)The decrease in Special Improvement District receivable is primarily attributable to increased SID Bond collections in Summerlin.
(c)The increase in Interest rate derivative assets is related to mark-to-market adjustments, primarily attributable to increases in projected interest rates and inflation.

Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses:

thousands	September 30, 2022	December 31, 2021	$ Change
Condominium deposit liabilities (a)	$510,482	$368,997	$141,485
Construction payables	300,602	284,384	16,218
Deferred income	65,477	71,902	(6,425)
Accounts payable and accrued expenses (b)	38,320	72,828	(34,508)
Accrued real estate taxes	36,573	26,965	9,608
Tenant and other deposits	29,804	30,943	(1,139)
Accrued payroll and other employee liabilities	25,892	29,648	(3,756)
Accrued interest (c)	25,353	47,738	(22,385)
Other	17,764	23,310	(5,546)
Interest rate derivative liabilities (d)	—	26,452	(26,452)
Accounts payable and accrued expenses	$1,050,267	$983,167	$67,100
(a)The increase in Condominium deposit liabilities is primarily attributable to contracted sales at Kō'ula, Ulana Ward Village and The Park Ward Village.
(b)The decrease in Accounts payable and accrued expenses is primarily attributable to the payment of property tax assessments in 2022 and payment of amounts related to repurchases of common stock accrued at December 2021.
(c)The decrease in Accrued interest is primarily due to the timing of semi-annual interest payments on the Company’s Senior Notes.
(d)The decrease in Interest rate derivative liabilities is related to mark-to-market adjustments, primarily attributable to increases in projected interest rates and inflation.

HHC 2022 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes and Loans Payable, Net

Mortgages, notes and loans payable, net are summarized as follows:

thousands	September 30, 2022	December 31, 2021
Fixed-rate debt
Unsecured 5.375% Senior Notes due 2028	$750,000	$750,000
Unsecured 4.125% Senior Notes due 2029	650,000	650,000
Unsecured 4.375% Senior Notes due 2031	650,000	650,000
Secured mortgages, notes and loans payable	1,204,101	1,006,428
Special Improvement District bonds	61,949	69,131
Variable-rate debt (a)
Secured Bridgeland Notes due 2026	275,000	275,000
Secured mortgages, notes and loans payable	1,084,277	1,238,857
Unamortized deferred financing costs (b)	(47,916)	(48,259)
Total mortgages, notes and loans payable, net	$4,627,411	$4,591,157
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

Debt Collateral Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of September 30, 2022, land, buildings and equipment and developments with a net book value of $4.7 billion have been pledged as collateral for HHC’s mortgages, notes and loans payable.

Credit Facilities In 2018, the Company entered into a $700.0 million loan agreement, which provided for a $615.0 million term loan (the Term Loan) and an $85.0 million revolver loan (the Revolver Loan and together with the Term Loan, the Senior Secured Credit Facility or the Loans), which is included in Variable-rate debt above. Concurrent with the sale of The Westin at The Woodlands and Embassy Suites at Hughes Landing in September 2021, $181.8 million was repaid on the Term Loan, of which $69.8 million was directly associated with the properties sold. Refer to Note 3 - Acquisitions and Dispositions for additional information. As of September 30, 2022, the Company had $242.2 million of outstanding borrowings on the Term Loan. The Company has a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan. As of September 30, 2022, the Company had no outstanding borrowings under the Revolver Loan. The Loans are secured by a first priority security interest in certain of the Company’s properties.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. During the nine months ended September 30, 2022, no new SID bonds were issued and obligations of $5.9 million were assumed by buyers.

Debt Compliance As of September 30, 2022, the Company did not meet the debt service coverage ratios for the One Hughes Landing, Two Hughes Landing and 4 Waterway Square loans, which did not have a material impact on the Company’s liquidity or its ability to operate the assets.

HHC 2022 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Financing Activity During the Nine Months Ended September 30, 2022

The Company’s borrowing activity is summarized as follows:

thousands	Initial / Extended Maturity (a)	Interest Rate		Carrying Value
Balance at December 31, 2021				$4,591,157
Borrowings:
Two Summerlin	February 2027 / February 2029	3.43%		40,800
20/25 Waterway Avenue	April 2026 / April 2027	5.48%	(b),(c)	14,500
One Merriweather	February 2032	3.53%	(d)	49,800
Two Merriweather	February 2032	3.83%	(d)	25,600
Millennium Waterway Apartments	June 2032	3.94%	(d)	51,000
Two Lakes Edge	June 2032	4.39%	(d)	105,000
The Lane at Waterway	July 2032	4.85%	(d)	37,500
Draws on mortgages, notes and loans payable				252,109
Repayments:
20/25 Waterway Avenue	May 2022	4.79%		(12,487)
Millennium Waterway Apartments	June 2022	3.75%		(50,516)
Two Lakes Edge	October 2022 / October 2023	2.40%	(b)	(69,031)
Outlet Collection at Riverwalk	October 2022 / October 2023	3.50%	(b)	(26,258)
Kō‘ula	March 2023 / March 2024	3.14%	(b)	(238,682)
The Lane at Waterway	August 2023 / August 2024	1.85%	(b)	(27,729)
Senior Secured Credit Facility	September 2023	4.61%		(74,482)
Repayments on mortgages, notes and loans payable				(35,353)
Other:
Special Improvement District bond assumptions	April 2051	4.13%		(5,860)
Deferred financing costs, net				343
Balance at September 30, 2022				$4,627,411
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
(b)The interest rate presented is based on the Secured Overnight Financing Rate (SOFR) of 2.98% at September 30, 2022. Interest rates associated with loans which have been paid off reflect the interest rate at December 31, 2021.
(c)In April 2022, the Company closed on a $19.5 million financing of 20/25 Waterway Avenue, replacing the existing loan, with $5.0 million undrawn funds to be released and drawn upon upcoming tenant leasings. The loan is interest-only for the first three years with 25-year amortization thereafter.
(d)These financings are interest-only.

Additional Financing Activity In August 2022, the Company closed on a $392.0 million construction loan for the development of The Park Ward Village. The loan bears interest at SOFR plus 3.90% with an initial maturity of February 2026, and a one-year extension option. There were no outstanding borrowings as of September 30, 2022.

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
The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$29,712	$—	$29,712	$—	$1,257	$—	$1,257	$—

Liabilities:
Interest rate derivative liabilities	$—	$—	$—	$—	$26,452	$—	$26,452	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2022		December 31, 2021
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$926,308	$926,308	$1,216,637	$1,216,637
Accounts receivable, net (a)	Level 3	95,364	95,364	86,388	86,388
Notes receivable, net (b)	Level 3	4,700	4,700	7,561	7,561

Liabilities:
Fixed-rate debt (c)	Level 2	3,316,050	2,853,633	3,125,559	3,186,139
Variable-rate debt (c)	Level 2	1,359,277	1,359,277	1,513,857	1,513,857
(a)Accounts receivable, net is shown net of an allowance of $10.8 million at September 30, 2022, and $16.5 million at December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an allowance of $0.1 million at September 30, 2022, and $0.2 million at December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
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

8. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. The Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings within Interest expense in the Company’s Condensed Consolidated Statements of Operations. These derivatives are recorded on a gross basis at fair value on the balance sheet.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of September 30, 2022, or as of December 31, 2021.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the nine months ended September 30, 2022, and the year ended December 31, 2021, there were no termination events. The Company recorded an immaterial reduction in Interest expense in 2021 and 2022 related to the amortization of previously terminated swaps.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $10.6 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHC 2022 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Prepaid expenses and other assets, net and derivative liabilities in Accounts payable and accrued expenses.

						Fair Value Asset (Liability)
thousands		Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	September 30, 2022	December 31, 2021
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	(c)	$285,000	2.00%	3/12/2021	9/15/2023	$6,268	$300
Interest rate cap	(c)	83,200	2.00%	3/12/2021	9/15/2023	1,830	87
Interest rate cap		75,000	5.00%	8/31/2020	10/17/2022	—	—
Interest rate cap	(d)	75,000	2.50%	10/12/2021	9/29/2025	3,881	485
Interest rate cap	(e)	59,500	2.50%	10/12/2021	9/29/2025	3,079	385

Derivative instruments designated as hedging instruments:
Interest rate swap	(f)	$615,000	2.96%	9/21/2018	9/18/2023	$8,008	$(23,477)
Interest rate swap	(g)	40,800	1.68%	3/1/2022	2/18/2027	3,489	—
Interest rate swap	(h)	35,404	4.89%	11/1/2019	1/1/2032	3,157	(2,975)

Total fair value derivative assets						$29,712	$1,257
Total fair value derivative liabilities						—	(26,452)
Total fair value derivative asset (liability), net						$29,712	$(25,195)
(a)These rates represent the swap rate and cap strike rate on HHC’s interest swaps and caps.
(b)Interest income related to these contracts was $5.6 million for the three months ended September 30, 2022, $13.8 million for the nine months ended September 30, 2022, and was not material in 2021.
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

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Interest rate derivatives	$6,794	$(201)	$24,355	$2,046

Location of Gain (Loss) Reclassified from AOCI into Operations	Amount of Gain (Loss) Reclassified from AOCI into Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Interest expense	$(728)	$(3,172)	$(6,709)	$(9,186)

Credit-risk-related Contingent Features The Company has agreements with certain derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of September 30, 2022.
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

Litigation On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs alleged negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and named as defendants The Howard Hughes Corporation, The Woodlands Land Development Company and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs sought restitution for damages to their property and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. On September 8, 2022, the plaintiffs filed a motion for a new trial. The Company will continue to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. The Company recorded total expenses of $99.2 million for the estimated repair costs related to this matter during 2020, with an additional $21.0 million charged during 2021, and $2.7 million charged during 2022. These amounts were included in Condominium rights and unit cost of sales in the Condensed Consolidated Statements of Operations. As of September 30, 2022, a total of $55.0 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Letters of Credit and Surety Bonds As of September 30, 2022, the Company had outstanding letters of credit totaling $2.1 million and outstanding surety bonds totaling $331.8 million. As of December 31, 2021, the Company had outstanding letters of credit totaling $5.1 million and surety bonds totaling $331.0 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.2 million for the three months ended September 30, 2022, and $4.4 million for the nine months ended September 30, 2022, compared to $1.9 million for the three months ended September 30, 2021, and $5.5 million for the nine months ended September 30, 2021. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements In conjunction with the execution of the ground lease for the Seaport, the Company executed a completion guarantee for the core and shell construction of the Tin Building. The core and shell construction was completed in the fourth quarter of 2021, and the remainder of construction was completed in the third quarter of 2022. As such, the Company is working with the New York City Economic Development Corporation and expects to relinquish the guarantee by the end of the year.

The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of September 30, 2022, any obligations to pay special taxes are not probable.

HHC 2022 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha and Ae‘o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i are included in the ‘A‘ali‘i tower. The reserved units for Kō'ula and Victoria Place will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to satisfy the remaining reserved housing guarantee in the community. The Company expects reserved housing towers to be delivered on a break-even basis.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of September 30, 2022, and December 31, 2021.

10. Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2022	2021	$ Change	2022	2021	$ Change
Income tax expense (benefit)	$33,858	$6,049	$27,809	$41,822	$(16,706)	$58,528
Income (loss) before income taxes	141,527	8,166	133,361	173,094	(79,131)	252,225
Effective tax rate	23.9%	NM	NM	24.2%	21.1%	3.1%
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

11. Warrants

On October 7, 2016, the Company entered into a warrant agreement with David R. O’Reilly, (O’Reilly Warrant) prior to his appointment to his previous position of Chief Financial Officer. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant became exercisable on April 6, 2022, was not exercised as of September 30, 2022, and expired on October 2, 2022.

On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its then Chief Executive Officer, David R. Weinreb, (Weinreb Warrant) and then President, Grant Herlitz, (Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions. The Weinreb Warrant expires June 15, 2023, and the Herlitz Warrant expires October 3, 2023. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, were credited to Additional paid-in capital.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without cause under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment. The warrant expiration dates remain unchanged. Neither of these warrants were exercised as of September 30, 2022.

HHC 2022 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

thousands
Balance as of June 30, 2022	$2,362
Other comprehensive income (loss) before reclassifications	6,794
(Gain) loss reclassified from accumulated other comprehensive loss to net income	728
Net current-period other comprehensive income (loss)	7,522
Balance as of September 30, 2022	$9,884

Balance as of June 30, 2021	$(27,754)
Other comprehensive income (loss) before reclassifications	(201)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	3,172
Share of investee's other comprehensive income	1,508
Net current-period other comprehensive income (loss)	4,479
Balance at September 30, 2021	$(23,275)

thousands
Balance as of December 31, 2021	$(14,457)
Other comprehensive income (loss) before reclassifications	24,355
(Gain) loss reclassified from accumulated other comprehensive loss to net income	6,709
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Net current-period other comprehensive Income (loss)	24,341
Balance at September 30, 2022	$9,884

Balance at December 31, 2020	$(38,590)
Other comprehensive income (loss) before reclassifications	2,046
(Gain) loss reclassified from accumulated other comprehensive loss to net income	9,186
Share of investee's other comprehensive income	4,083
Net current-period other comprehensive income (loss)	15,315
Balance at September 30, 2021	$(23,275)
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

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
thousands	2022	2021	2022	2021
(Gains) losses on cash flow hedges	$946	$4,060	$8,714	$11,749	Interest expense
Company's share of previously deferred derivative gains	—	—	(8,636)	—	Equity in earnings (losses) from real estate and other affiliates
Income tax expense (benefit)	(218)	(888)	(92)	(2,563)	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$728	$3,172	$(14)	$9,186

HHC 2022 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2022	2021	2022	2021
Net income (loss)
Net income (loss)	$107,669	$2,117	$131,272	$(62,425)
Net (income) loss attributable to noncontrolling interests	427	1,936	510	4,725
Net income (loss) attributable to common stockholders	$108,096	$4,053	$131,782	$(57,700)

Shares
Weighted-average common shares outstanding - basic	49,445	55,727	50,880	55,703
Restricted stock and stock options	26	29	32	—
Weighted-average common shares outstanding - diluted	49,471	55,756	50,912	55,703

Net income (loss) per common share
Basic income (loss) per share	$2.19	$0.07	$2.59	$(1.04)
Diluted income (loss) per share	$2.19	$0.07	$2.59	$(1.04)

For the three months ended September 30, 2022, the diluted EPS computation excludes 254,987 shares of stock options and 422,132 shares of restricted stock because their effect is anti-dilutive. For the nine months ended September 30, 2022, the diluted EPS computation excludes 253,987 shares of stock options and 390,676 shares of restricted stock because their effect is anti-dilutive. For the three months ended September 30, 2021, the diluted EPS computation excludes 267,987 shares of stock options and 348,486 shares of restricted stock because their effect is anti-dilutive. For the nine months ended September 30, 2021, the diluted EPS computation excludes 286,487 shares of stock options and 465,574 shares of restricted stock because their effect is anti-dilutive. For all periods, the diluted EPS computation excludes 2,103,485 shares related to the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant because their effect is anti-dilutive.

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

In March 2022, the Board, authorized an additional share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During the first quarter of 2022, the Company repurchased 171,022 shares of its common stock, for $17.3 million, or approximately $101.09 per share under the March 2022 program. During the second quarter of 2022, the Company repurchased 2,164,400 shares of its common stock for $192.3 million, or approximately $88.83 per share. During the third quarter of 2022, the Company repurchased an additional 368,806 shares of its common stock for $25.4 million, or approximately $68.98 per share. This brings total share repurchases under the current $250.0 million authorization to approximately $235.0 million at an average price of $86.90 per share. All purchases were funded with cash on hand.

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$418,645	$163	$459,681	$50,191
Master Planned Communities land sales	52,585	56,305	199,032	152,124
Builder price participation	18,852	11,155	51,819	29,338
Total	490,082	67,623	710,532	231,653

Recognized at a point in time or over time:
Other land, rental and property revenues	52,550	56,350	119,870	120,982

Rental and lease-related revenues
Rental revenue	96,917	95,215	296,081	269,590
Total revenues	$639,549	$219,188	$1,126,483	$622,225

Revenues by segment
Operating Assets revenues	$109,493	$125,072	$327,742	$334,933
Master Planned Communities revenues	78,188	72,061	266,990	194,926
Seaport revenues	32,501	21,143	70,053	39,494
Strategic Developments revenues	419,353	809	461,655	52,575
Corporate revenues	14	103	43	297
Total revenues	$639,549	$219,188	$1,126,483	$622,225

HHC 2022 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2021	$431,177
Consideration earned during the period	(558,462)
Consideration received during the period	693,535
Balance at September 30, 2022	$566,250

Balance at December 31, 2020	$360,416
Consideration earned during the period	(95,847)
Consideration received during the period	351,677
Balance at September 30, 2021	$616,246

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of September 30, 2022, is $2.2 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1 - 2 years	Thereafter
Total remaining unsatisfied performance obligations	$375,697	$791,321	$1,022,572

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

15. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of September 30, 2022, or December 31, 2021.

HHC 2022 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of less than one year to approximately 50 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings and office space constructed on its ground leases to third parties.

In June 2022, the Company sold the Outlet Collection at Riverwalk, which was subject to a ground lease, resulting in a reduction in the Company’s operating lease right-of-use assets and obligations as well as future minimum lease payments.

The Company’s leased assets and liabilities are as follows:

thousands	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets, net	$47,629	$57,022
Liabilities
Operating lease obligations	51,716	69,363

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Operating lease cost	$1,680	$2,179	$5,747	$6,491
Variable lease costs	158	270	801	760
Total lease cost	$1,838	$2,449	$6,548	$7,251
Future minimum lease payments as of September 30, 2022, are as follows:

thousands	Operating Leases
Remainder of 2022	$1,395
2023	4,834
2024	4,878
2025	3,493
2026	3,269
Thereafter	244,630
Total lease payments	262,499
Less: imputed interest	(210,783)
Present value of lease liabilities	$51,716

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Nine Months Ended September 30,
thousands	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$4,324	$5,225

Other Information	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	43.7	37.4
Weighted-average discount rate
Operating leases	7.7%	7.9%
HHC 2022 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately four years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of September 30, 2022, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2022	2021	2022	2021
Total minimum rent payments	$57,246	$57,466	$171,839	$165,466

Total future minimum rents associated with operating leases are as follows as of September 30, 2022:

thousands	Total Minimum Rent
Remainder of 2022	$57,126
2023	239,640
2024	237,149
2025	216,450
2026	196,715
Thereafter	944,144
Total	$1,891,224
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
–Seaport – consists of approximately 472,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building as well as the 250 Water Street development, and equity interest in Jean-Georges Restaurants.
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

HHC 2022 FORM 10-Q | 31

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended September 30, 2022
Total revenues	$109,493	$78,188	$32,501	$419,353	$639,535
Total operating expenses	(48,994)	(31,055)	(31,404)	(300,515)	(411,968)
Segment operating income (loss)	60,499	47,133	1,097	118,838	227,567
Depreciation and amortization	(37,714)	(104)	(9,651)	(1,406)	(48,875)
Interest income (expense), net	(23,340)	13,492	1,731	5,817	(2,300)
Other income (loss), net	421	—	(18)	900	1,303
Equity in earnings (losses) from real estate and other affiliates	4,132	14,862	(11,273)	(13)	7,708
Segment EBT	$3,998	$75,383	$(18,114)	$124,136	$185,403
Corporate income, expenses and other items					(77,734)
Net income (loss)					107,669
Net (income) loss attributable to noncontrolling interests					427
Net income (loss) attributable to common stockholders					$108,096

Three Months Ended September 30, 2021
Total revenues	$125,072	$72,061	$21,143	$809	$219,085
Total operating expenses	(61,091)	(35,474)	(25,219)	(6,708)	(128,492)
Segment operating income (loss)	63,981	36,587	(4,076)	(5,899)	90,593
Depreciation and amortization	(44,224)	(102)	(9,087)	(1,741)	(55,154)
Interest income (expense), net	(18,027)	10,362	377	850	(6,438)
Other income (loss), net	(285)	—	(1,134)	5	(1,414)
Equity in earnings (losses) from real estate and other affiliates	(15,108)	8,277	(1,009)	(8)	(7,848)
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	—	—	—	39,141
Gain (loss) on extinguishment of debt	(573)	(1,004)	—	—	(1,577)
Segment EBT	$24,905	$54,120	$(14,929)	$(6,793)	$57,303
Corporate income, expenses and other items					(55,186)
Net income (loss)					2,117
Net (income) loss attributable to noncontrolling interests					1,936
Net income (loss) attributable to common stockholders					$4,053
(a)Total revenues includes hospitality revenues of $14.0 million for the three months ended September 30, 2021. Total operating expenses includes hospitality operating costs of $11.7 million for the three months ended September 30, 2021. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2022 FORM 10-Q | 32

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Nine Months Ended September 30, 2022
Total revenues	$327,742	$266,990	$70,053	$461,655	$1,126,440
Total operating expenses	(146,958)	(113,087)	(79,329)	(344,271)	(683,645)
Segment operating income (loss)	180,784	153,903	(9,276)	117,384	442,795
Depreciation and amortization	(115,143)	(286)	(25,194)	(4,083)	(144,706)
Interest income (expense), net	(64,776)	35,697	3,003	12,334	(13,742)
Other income (loss), net	(57)	23	289	1,361	1,616
Equity in earnings (losses) from real estate and other affiliates	21,898	16,990	(20,223)	863	19,528
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	(9)	4,009
Gain (loss) on extinguishment of debt	(645)	—	—	—	(645)
Segment EBT	$26,079	$206,327	$(51,401)	$127,850	$308,855
Corporate income, expenses and other items					(177,583)
Net income (loss)					131,272
Net (income) loss attributable to noncontrolling interests					510
Net income (loss) attributable to common stockholders					$131,782

Nine Months Ended September 30, 2021
Total revenues	$334,933	$194,926	$39,494	$52,575	$621,928
Total operating expenses	(161,516)	(92,646)	(53,721)	(84,971)	(392,854)
Segment operating income (loss)	173,417	102,280	(14,227)	(32,396)	229,074
Depreciation and amortization	(123,850)	(272)	(22,926)	(4,936)	(151,984)
Interest income (expense), net	(55,179)	31,734	666	2,610	(20,169)
Other income (loss), net	(10,539)	—	(2,088)	19	(12,608)
Equity in earnings (losses) from real estate and other affiliates	(36,931)	54,568	(1,697)	(125)	15,815
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	—	—	21,333	60,474
Gain (loss) on extinguishment of debt	(1,455)	(1,004)	—	—	(2,459)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(15,396)	$187,306	$(40,272)	$(26,563)	$105,075
Corporate income, expenses and other items					(167,500)
Net income (loss)					(62,425)
Net (income) loss attributable to noncontrolling interests					4,725
Net income (loss) attributable to common stockholders					$(57,700)
(a)Total revenues includes hospitality revenues of $35.6 million for the nine months ended September 30, 2021. Total operating expenses includes hospitality operating costs of $30.5 million for the nine months ended September 30, 2021. In September 2021, the Company completed the sale of its three hospitality properties.
The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	September 30, 2022	December 31, 2021
Operating Assets	$3,320,476	$3,607,718
Master Planned Communities	3,141,488	3,056,240
Seaport	1,166,083	1,046,992
Strategic Developments	1,586,119	1,193,549
Total segment assets	9,214,166	8,904,499
Corporate	294,515	677,195
Total assets	$9,508,681	$9,581,694
HHC 2022 FORM 10-Q | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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
–macroeconomic conditions such as volatility in capital markets, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail and office sectors;
–potential changes in the financial markets, interest rates and inflation;
–the availability of debt and equity capital;
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
–potential increases in real estate construction costs, including construction cost increases as the result of natural disasters or trade disputes and tariffs on goods imported in the United States;
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
–fluctuations in regional and local economies, the impact of rising interest rates on residential housing and condominium markets, local real estate conditions, and competition from competing retail properties and the internet;
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

COVID-19 Pandemic The outbreak of COVID-19 resulted in a negative impact on our financial performance in 2020, particularly in our Operating Asset and Seaport segments. However, we saw significant performance improvement during the second half of 2020 that continued through 2021, with full-year 2021 segment results equaling or exceeding pre-pandemic levels for the majority of our segments. The Company has not experienced material adverse effects related to COVID-19 in 2022.

HHC 2022 FORM 10-Q | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

Third Quarter 2022 Highlights

Comparison of the three months ended September 30, 2022, to the three months ended September 30, 2021

Total Company
–Net income attributable to common stockholders increased to $108.1 million, or $2.19 per diluted share, for the three months ended September 30, 2022, compared to net income of $4.1 million, or $0.07 per diluted share, for the three months ended September 30, 2021.

Capital and Financing Activities
–In August 2022, the Company closed on a $392.0 million construction loan for the development of The Park Ward Village. The loan bears interest at SOFR plus 3.90% with an initial maturity of February 2026, and a one-year extension option.
–Repurchased 368,806 shares of its common stock funded with $25.4 million of cash on hand at an average price of $68.98 per share.

Operating Assets
–Operating Assets NOI totaled $58.7 million in the current quarter, a $4.3 million or 7% decrease compared to $63.0 million in the prior-year period.
–Operating Assets NOI decreased $3.4 million related to the sale of our hospitality properties in The Woodlands in the third quarter of 2021 and the Outlet Collection at Riverwalk in the second quarter of 2022.
–Retail NOI decreased $2.4 million or 15% compared to the prior-year period, primarily due to a decrease at Ward Village related to $2.1 million of one-time benefits associated with the recovery from the COVID-19 pandemic recognized in the third quarter of 2021 and the decommissioning and transfer of two Ward Village Retail operating properties to the Strategic Developments segment for condominium development in 2022. The decrease also includes increased utility costs across the portfolio.
–Other NOI decreased $1.8 million or 24% primarily related to the Las Vegas Aviators. The decrease was primarily due to poor weather during the quarter, fewer games played in 2022 as well as outsized fan attendance in 2021 after COVID restrictions were lifted.
–Multi-family NOI increased $2.5 million or 27% compared to the prior-year period, primarily due to continued rent growth across the portfolio and strength in the lease-up of the Company’s latest multi-family developments that are all at or near full occupancy, particularly at Creekside Park The Grove in The Woodlands.
–Office NOI increased $0.7 million or 3% compared to the prior-year period, primarily due to improved leasing activity at properties in The Woodlands and Downtown Columbia.

MPC
–MPC EBT totaled $75.4 million in the current quarter, a $21.3 million or 39% increase compared to $54.1 million in the prior-year period.
–The increase in EBT for the current quarter was primarily due to higher land sales, net of costs, at Bridgeland, higher Builder price participation at Summerlin and Bridgeland and higher Equity in earnings (losses) from real estate and other affiliates related to The Summit, primarily associated with the gain on the contribution of Phase II land, partially offset by lower land sale closings due to limited available Phase I inventory. These improvements were partially offset by reduced superpad sales in Summerlin.
–In August 2022, JDM Member exercised an option to repurchase an additional 2.78% interest in Teravalis for $15.0 million, resulting in member equity interest of 88.0% for the Company and 12.0% for JDM Member.

Seaport
–Seaport NOI totaled income of $1.6 million in the current quarter, a $5.1 million improvement compared to a loss of $3.5 million in the prior-year period, primarily as a result of an earlier launch of the summer concert series and additional concerts scheduled in 2022 compared to 2021, increased demand at all of the Company’s managed restaurants, increased private event activity and rental revenue related to the Tin Building landlord operations. This improvement excludes the impact of the Company’s equity ownership interest in The Tin Building by Jean-Georges managed business, which had losses of $11.4 million in the current quarter.
HHC 2022 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents
Strategic Developments
–Strategic Developments EBT totaled $124.1 million in the current quarter, a $130.9 million increase compared to a loss of $6.8 million in the prior-year period.
–The increase in EBT was primarily attributable to an increase in net condominium sales of $123.3 million driven by timing of condominium closings. The Company closed on 398 units Kō'ula, which completed construction in the current quarter, and 6 units at ‘A‘ali‘i during the three months ended September 30, 2022, compared to zero units during the three months ended September 30, 2021. As of September 30, 2022, ‘A‘ali‘i is 95.1% sold and Kō'ula is 96.6% sold.
–The Park Ward Village, our eighth condominium project, began public sales in July 2021, and as of September 30, 2022, we have entered into contracts for 497 units, representing 91.2% of total units.
–Our ninth condominium project, Ulana Ward Village, was announced in 2021, with all units designated as workforce housing units offered to local residents who meet certain maximum income and net worth requirements. As of September 30, 2022, we have entered into contracts for 666 units, representing 95.7% of total units.
–In September 2022, we launched public sales of our tenth condominium project, Kalae. No contracted units were past the 30-day rescission period as of September 30, 2022; however, after quarter end, as of October 26, 2022, we have contracts past the rescission period for 143 of the 329 units, representing 43% of total units.
–During the quarter, we placed Memorial Hermann Medical Office Building in the Woodlands in service upon substantial completion of construction and placed the first phase of multi-family buildings in service at Starling at Bridgeland. We also began construction on South Lake Medical Office Building in Columbia.
–In October, the Company announced plans for Village Green at Bridgeland Central, the first phase of commercial development in Bridgeland. The 23-acre, mixed-use Village Green will be anchored by an over 100,000-square-foot H-E-B, the top-ranked Texas-based grocery store, and a 49,000-square-foot, three-story mass timber office building, which is the first building of its kind in the Greater Houston area. Construction on the mass timber office building will commence in early 2023.

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

HHC 2022 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents
A reconciliation between EBT and Net income is presented below:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended September 30, 2022
Total revenues	$109,493	$78,188	$32,501	$419,353	$639,535
Total operating expenses	(48,994)	(31,055)	(31,404)	(300,515)	(411,968)
Segment operating income (loss)	60,499	47,133	1,097	118,838	227,567
Depreciation and amortization	(37,714)	(104)	(9,651)	(1,406)	(48,875)
Interest income (expense), net	(23,340)	13,492	1,731	5,817	(2,300)
Other income (loss), net	421	—	(18)	900	1,303
Equity in earnings (losses) from real estate and other affiliates	4,132	14,862	(11,273)	(13)	7,708
Segment EBT	$3,998	$75,383	$(18,114)	$124,136	$185,403
Corporate income, expenses and other items					(77,734)
Net income (loss)					107,669
Net (income) loss attributable to noncontrolling interests					427
Net income (loss) attributable to common stockholders					$108,096

Three Months Ended September 30, 2021
Total revenues	$125,072	$72,061	$21,143	$809	$219,085
Total operating expenses	(61,091)	(35,474)	(25,219)	(6,708)	(128,492)
Segment operating income (loss)	63,981	36,587	(4,076)	(5,899)	90,593
Depreciation and amortization	(44,224)	(102)	(9,087)	(1,741)	(55,154)
Interest income (expense), net	(18,027)	10,362	377	850	(6,438)
Other income (loss), net	(285)	—	(1,134)	5	(1,414)
Equity in earnings (losses) from real estate and other affiliates	(15,108)	8,277	(1,009)	(8)	(7,848)
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	—	—	—	39,141
Gain (loss) on extinguishment of debt	(573)	(1,004)	—	—	(1,577)
Provision for impairment	—	—	—	—	—
Segment EBT	$24,905	$54,120	$(14,929)	$(6,793)	$57,303
Corporate income, expenses and other items					(55,186)
Net income (loss)					2,117
Net (income) loss attributable to noncontrolling interests					1,936
Net income (loss) attributable to common stockholders					$4,053
(a)Total revenues includes hospitality revenues of $14.0 million for the three months ended September 30, 2021. Total operating expenses includes hospitality operating costs of $11.7 million for the three months ended September 30, 2021. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2022 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Nine Months Ended September 30, 2022
Total revenues	$327,742	$266,990	$70,053	$461,655	$1,126,440
Total operating expenses	(146,958)	(113,087)	(79,329)	(344,271)	(683,645)
Segment operating income (loss)	180,784	153,903	(9,276)	117,384	442,795
Depreciation and amortization	(115,143)	(286)	(25,194)	(4,083)	(144,706)
Interest income (expense), net	(64,776)	35,697	3,003	12,334	(13,742)
Other income (loss), net	(57)	23	289	1,361	1,616
Equity in earnings (losses) from real estate and other affiliates	21,898	16,990	(20,223)	863	19,528
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	(9)	4,009
Gain (loss) on extinguishment of debt	(645)	—	—	—	(645)
Segment EBT	$26,079	$206,327	$(51,401)	$127,850	$308,855
Corporate income, expenses and other items					(177,583)
Net income (loss)					131,272
Net (income) loss attributable to noncontrolling interests					510
Net income (loss) attributable to common stockholders					$131,782

Nine Months Ended September 30, 2021
Total revenues	$334,933	$194,926	$39,494	$52,575	$621,928
Total operating expenses	(161,516)	(92,646)	(53,721)	(84,971)	(392,854)
Segment operating income (loss)	173,417	102,280	(14,227)	(32,396)	229,074
Depreciation and amortization	(123,850)	(272)	(22,926)	(4,936)	(151,984)
Interest income (expense), net	(55,179)	31,734	666	2,610	(20,169)
Other income (loss), net	(10,539)	—	(2,088)	19	(12,608)
Equity in earnings (losses) from real estate and other affiliates	(36,931)	54,568	(1,697)	(125)	15,815
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	—	—	21,333	60,474
Gain (loss) on extinguishment of debt	(1,455)	(1,004)	—	—	(2,459)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(15,396)	$187,306	$(40,272)	$(26,563)	$105,075
Corporate income, expenses and other items					(167,500)
Net income (loss)					(62,425)
Net (income) loss attributable to noncontrolling interests					4,725
Net income (loss) attributable to common stockholders					$(57,700)
(a)Total revenues includes hospitality revenues of $35.6 million for the nine months ended September 30, 2021. Total operating expenses includes hospitality operating costs of $30.5 million for the nine months ended September 30, 2021. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2022 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Net income attributable to common stockholders was $131.8 million for the nine months ended September 30, 2022, an increase of $189.5 million, compared to the prior-year period.

Refer to the Third Quarter 2022 Highlights section above for information on the variances for the three months ended September 30, 2022.

For the nine months ended September 30, 2022:

Total segment EBT increased $203.8 million compared to the prior-year period primarily due to the following:
–higher Strategic Development EBT primarily attributable to an increase in net condominium sales due to the completion of Kō'ula in the current quarter, lower additional charges related to alleged construction defects at Waiea and a decrease in impairment charges, partially offset by a decrease in gain on sale as no strategic assets were sold in the current period
–higher Operating Assets EBT primarily due to an increase in equity earnings related to the sale of 110 North Wacker which was operating at a loss prior to sale, an increase in Rental revenue primarily due to multi-family and office properties and an overall increase due to the sale of the hospitality properties which were operating at a loss prior to sale, partially offset by a lower gain on sale related to the gain on sale of the Outlet Collection at Riverwalk in 2022 compared to the gain on sale of the hospitality properties in 2021
–higher MPC EBT primarily due to higher MPC land sales, net of associated MPC cost of sales and higher Builder price participation, primarily at Bridgeland and Summerlin, partially offset by lower Equity in earnings (losses) from real estate and other affiliates related to The Summit.
–lower Seaport EBT due to expenses outpacing revenues, primarily due to increased food, beverage and labor costs and a decrease in equity earnings primarily related to expected pre-opening costs and initial operating losses for The Tin Building by Jean-Georges which opened in the third quarter of 2022
–loss on the settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021 that did not repeat in 2022

Net expenses related to Corporate income, expenses and other items increased $10.1 million compared to the prior-year period primarily due to the following:
–increase in income tax expense primarily due to an increase in income before income taxes, partially offset by the impact of the release of a valuation allowance on the Company’s capital loss carryover in 2021
–decrease in net expense due to a loss on extinguishment of debt related to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 during the first quarter of 2021
–decrease in corporate interest expense, net related to the change in value of derivative instruments and the repurchase of the $1.0 billion 5.375% Senior Notes in the first quarter of 2021, partially offset by the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021

See segment discussions for more detail about the changes described above.

HHC 2022 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Rental revenue	$91,916	$93,295	$(1,379)	$283,804	$262,943	$20,861
Other land, rental and property revenues	17,577	31,777	(14,200)	43,938	71,990	(28,052)
Total revenues	109,493	125,072	(15,579)	327,742	334,933	(7,191)

Operating costs	(37,429)	(47,348)	9,919	(107,319)	(124,870)	17,551
Rental property real estate taxes	(11,395)	(13,606)	2,211	(38,634)	(38,754)	120
(Provision for) recovery of doubtful accounts	(170)	(137)	(33)	(1,005)	2,108	(3,113)
Total operating expenses	(48,994)	(61,091)	12,097	(146,958)	(161,516)	14,558
Segment operating income (loss)	60,499	63,981	(3,482)	180,784	173,417	7,367
Depreciation and amortization	(37,714)	(44,224)	6,510	(115,143)	(123,850)	8,707
Interest income (expense), net	(23,340)	(18,027)	(5,313)	(64,776)	(55,179)	(9,597)
Other income (loss), net	421	(285)	706	(57)	(10,539)	10,482
Equity in earnings (losses) from real estate and other affiliates	4,132	(15,108)	19,240	21,898	(36,931)	58,829
Gain (loss) on sale or disposal of real estate and other assets, net	—	39,141	(39,141)	4,018	39,141	(35,123)
Gain (loss) on extinguishment of debt	—	(573)	573	(645)	(1,455)	810
Segment EBT	$3,998	$24,905	$(20,907)	$26,079	$(15,396)	$41,475

For the three months ended September 30, 2022:

Operating Assets segment EBT decreased $20.9 million compared to the prior-year period primarily due to the following:
–decrease in Gain (loss) on sale or disposal of real estate and other assets, net of $39.1 million related to the sale of The Woodlands Resort, The Westin at The Woodlands and Embassy Suites at Hughes Landing in the third quarter of 2021, compared to no operating asset sales in the third quarter of 2022
–increase in Interest income (expense), net of $5.3 million primarily due to new financings secured by our Operating assets

These decreases to EBT were partially offset by the following:
–increase in Equity in earnings (losses) from real estate and other assets, net of $19.2 million primarily due to losses incurred at 110 North Wacker in 2021 during the lease-up period that were not recurring as a result of the sale of 110 North Wacker in the first quarter of 2022
–increase in segment EBT of $1.6 million related to the sale of the Company's hospitality assets in the third quarter of 2021. The net increase was the result of decreases in Depreciation and amortization and Interest expense, partially offset by a decrease in Other land, rental and property revenues, net of Operating costs.

For the nine months ended September 30, 2022:

Operating Assets segment EBT increased $41.5 million compared to the prior-year period primarily due to the following:
–increase in Equity in earnings (losses) from real estate and other assets, net of $58.8 million primarily due to losses incurred at 110 North Wacker in 2021 during the lease-up period that were not recurring as a result of the sale of 110 North Wacker in the first quarter of 2022 and the recognition of income upon the sale primarily due to the release of our share of AOCI related to the Venture’s derivative instruments
–increase in Rental revenue, partially offset by an increase in Operating costs, primarily due to continued lease-up at our multi-family and office properties in The Woodlands and Columbia
–increase in Other income (expense), net related to a $10.0 million loss on the settlement of the rate-lock agreement upon repayment of our outstanding loans for 1201 Lake Robbins and The Woodlands Warehouse in February 2021
HHC 2022 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

–increase in segment EBT of $6.7 million related to the sale of the Company's hospitality assets in the third quarter of 2021. The net increase was the result of decreases in Depreciation and amortization and Interest expense, partially offset by a decrease in Other land, rental and property revenues, net of Operating costs.
–increase in Other land, rental and property revenues, partially offset by an increase in Operating costs, due to increased attendance during the 2022 Las Vegas Aviators season as restrictions surrounding COVID-19 were lifted

These increases to EBT were partially offset by the following:
–decrease in Gain (loss) on sale or disposal of real estate and other assets, net of $35.1 million due to a $4.0 million gain on sale of the Outlet Collection at Riverwalk in the second quarter of 2022, compared to a $39.1 million gain on sale of the hospitality properties in the third quarter of 2021

Net Operating Income We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other (loss) income; amortization; depreciation; development-related marketing cost; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

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

Operating Assets NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Total Operating Assets segment EBT	$3,998	$24,905	$(20,907)	$26,079	$(15,396)	$41,475
Add back:
Depreciation and amortization	37,714	44,224	(6,510)	115,143	123,850	(8,707)
Interest (income) expense, net	23,340	18,027	5,313	64,776	55,179	9,597
Equity in (earnings) losses from real estate and other affiliates	(4,132)	15,108	(19,240)	(21,898)	36,931	(58,829)
(Gain) loss on sale or disposal of real estate and other assets, net	—	(39,141)	39,141	(4,018)	(39,141)	35,123
(Gain) loss on extinguishment of debt	—	573	(573)	645	1,455	(810)
Impact of straight-line rent	(1,744)	(936)	(808)	(7,283)	(10,030)	2,747
Other	(519)	215	(734)	(312)	10,454	(10,766)
Operating Assets NOI	$58,657	$62,975	$(4,318)	$173,132	$163,302	$9,830

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Office	$28,540	$27,814	$726	$83,338	$79,929	$3,409
Retail	13,206	15,577	(2,371)	41,163	40,889	274
Multi-family	11,725	9,208	2,517	34,710	22,353	12,357
Other	5,652	7,475	(1,823)	13,759	13,266	493
Dispositions	(466)	2,901	(3,367)	162	6,865	(6,703)
Operating Assets NOI	$58,657	$62,975	$(4,318)	$173,132	$163,302	$9,830

HHC 2022 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended September 30, 2022:

Operating Assets NOI decreased $4.3 million compared to the prior-year period primarily due to the following:
–decrease related to the sale of our hospitality properties in The Woodlands in the third quarter of 2021 and the Outlet Collection at Riverwalk in the second quarter of 2022
–decrease at our retail properties primarily due to a decrease at Ward Village related to $2.1 million of one-time benefits associated with the recovery from the COVID-19 pandemic recognized in the third quarter of 2021 and the decommissioning and transfer of two Ward Village Retail operating properties to the Strategic Developments segment for condominium development in 2022. The decrease also includes increased utility costs across the portfolio.
–decrease at our other properties primarily related to the Las Vegas Aviators. The decrease was primarily due to poor weather during the quarter, fewer games played in 2022 as well as outsized fan attendance in 2021 after COVID restrictions were lifted.
–partially offset by an increase at our multi-family properties due to continued rent growth across the portfolio and strength in the lease-up of the Company’s latest multi-family developments that are all at or near full occupancy, particularly at Creekside Park The Grove in The Woodlands, as well as a slight increase at our office properties in Columbia and The Woodlands

For the nine months ended September 30, 2022:

Operating Assets NOI increased $9.8 million compared to the prior-year period primarily due to the following:
–increase at our multi-family properties primarily related to the continued lease-up of Juniper Apartments, Two Lakes Edge, Creekside Park The Grove and The Lane at Waterway
–increase at our office properties primarily due to the continued lease-up and the expiration of rent abatements at 6100 Merriweather and 9950 Woodloch Forest
–partially offset by a decrease related to the sale of our hospitality properties in The Woodlands in the third quarter of 2021 and the Outlet Collection at Riverwalk in the second quarter of 2022

HHC 2022 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Teravalis (formerly named Douglas Ranch) Acquisition In October 2021, the Company acquired Teravalis, a new large-scale master planned community in the West Valley of Phoenix, Arizona. The Company closed on the all-cash purchase of approximately 33,810 acres for a purchase price of $541.0 million. Simultaneous with this land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo), for $59.0 million. Floreo owns approximately 3,029 acres of land in the greater Phoenix, Arizona area. In total, the Teravalis MPC encompasses almost 37,000 fully-entitled, “shovel-ready” acres and is poised for growth with in-place entitlements for 100,000 residential homes and 55 million square feet of commercial development.

Subsequently, JDM Member repurchased a 9.24% interest in Teravalis for $50.0 million in June 2022 and an additional 2.78% interest in Teravalis for $15.0 million in August 2022. As of September 30, 2022, the Company owns an 88.0% interest in Teravalis and continues to consolidate Teravalis. For additional detail, refer to Note 2 - Investment in Real Estate and Other Affiliates and Note 3 - Acquisitions and Dispositions in the Condensed Consolidated Financial Statements.

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Master Planned Community land sales (a)	$52,585	$56,305	$(3,720)	$199,032	$152,124	$46,908
Other land, rental and property revenues	6,751	4,601	2,150	16,139	13,464	2,675
Builder price participation (b)	18,852	11,155	7,697	51,819	29,338	22,481
Total revenues	78,188	72,061	6,127	266,990	194,926	72,064

Master Planned Communities cost of sales	(19,355)	(23,419)	4,064	(75,304)	(63,928)	(11,376)
Operating costs	(11,700)	(12,055)	355	(37,783)	(28,718)	(9,065)
Total operating expenses	(31,055)	(35,474)	4,419	(113,087)	(92,646)	(20,441)
Segment operating income (loss)	47,133	36,587	10,546	153,903	102,280	51,623
Depreciation and amortization	(104)	(102)	(2)	(286)	(272)	(14)
Interest income (expense), net	13,492	10,362	3,130	35,697	31,734	3,963
Other income (loss), net	—	—	—	23	—	23
Equity in earnings (losses) from real estate and other affiliates	14,862	8,277	6,585	16,990	54,568	(37,578)
Gain (loss) on extinguishment of debt	—	(1,004)	1,004	—	(1,004)	1,004
Segment EBT	$75,383	$54,120	$21,263	$206,327	$187,306	$19,021
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

For the three months ended September 30, 2022:

MPC segment EBT increased $21.3 million compared to the prior-year period due to the following:
–increase in Builder price participation due to more home closings eligible for builder price participation at Summerlin
–increase in Equity in earnings (losses) from real estate and other affiliates related to The Summit, primarily due to the $13.5 million gain on the contribution of Phase II land in the third quarter of 2022, partially offset by lower unit sales in the third quarter of 2022 due to limited available Phase I inventory. For additional detail on the contribution of Phase II land, refer to Note 2 - Investment in Real Estate and Other Affiliates in the Condensed Consolidated Financial Statements.
–increase in MPC land sales, net of associated MPC costs of sales at Bridgeland, partially offset by decrease in MPC land sales, net of associated MPC costs of sales at Summerlin
–At Bridgeland, residential acres sold decreased slightly while price per acre increased, with 20.8 acres sold at an average price of $520,000 per acre in the third quarter of 2022, compared to 22.3 acres sold at an average price of $415,000 per acre in the same period of 2021
–At Bridgeland, commercial acres sold increased, with 16.6 acres sold in the third quarter of 2022, compared to no commercial sales in the third quarter of 2021
–At Summerlin, super pad acres sold decreased while price per acre increased, with 23.0 acres sold at an average price of $1,198,000 per acre in the third quarter of 2022, compared to 47.3 acres sold at an average price of $728,000 per acre in the same period of 2021

For the nine months ended September 30, 2022:

MPC segment EBT increased $19.0 million compared to the prior-year period due to higher MPC land sales, net of associated MPC costs of sales and higher Builder price participation, partially offset by lower Equity in earnings (losses) from real estate and other affiliates related to The Summit. The decrease in equity earnings at The Summit is primarily related to lower sales in 2022 due to limited available Phase I inventory and the impact of an increase in projected amenity and completion costs recognized in the second quarter of 2022, partially offset by the $13.5 million gain recognized on the contribution of Phase II land in the third quarter of 2022. Excluding the impact of this decrease in equity earnings at the Summit, MPC EBT increased $56.0 million compared to the prior-year period as a result of the following:
–increase in MPC land sales, net of associated MPC cost of sales, primarily at Bridgeland and Summerlin
–At Bridgeland, residential acres sold and price per acre increased, with 95.9 acres sold at an average price of $537,000 per acre in the nine months ended September 30, 2022, compared to 74.5 acres sold at an average price of $435,000 per acre in same period of 2021
–At Bridgeland, commercial acres sold increased, with 26.4 acres sold in the nine months ended September 30, 2022, compared to 18.1 commercial acres sold in the same period of 2021
–At Summerlin, commercial acres sold increased, with 16.6 acres sold in the nine months ended September 30, 2022, compared to 6.3 commercial acres sold in the same period of 2021
–At Summerlin, price per acre of superpad sales increased, with 70.8 acres sold at an average price of $1,100,000 per acre in the nine months ended September 30, 2022, compared to 94.5 acres sold at an average price of $729,000 per acre in the same period of 2021
–At Summerlin, the above increases were partially offset by decreased custom lots sold, with 4 custom lots sold with an average price of $2.2 million in the nine months ended September 30, 2022, compared to 15 custom lots sold with an average price of $1.5 million in the same period of 2021
–increase in Builder price participation due to more home closings eligible for builder price participation at Summerlin and Bridgeland

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

HHC 2022 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table sets forth the MPC Net Contribution:

MPC Net Contribution	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
MPC Segment EBT	$75,383	$54,120	$21,263	$206,327	$187,306	$19,021
Plus:
Master Planned Communities cost of sales	19,355	23,419	(4,064)	75,304	63,928	11,376
Depreciation and amortization	104	102	2	286	272	14
MUD and SID bonds collections, net (a)	4,987	(3,669)	8,656	38,728	(1,068)	39,796
Distributions from real estate and other affiliates	—	10,000	(10,000)	—	111,672	(111,672)
Less:
MPC development expenditures	(114,729)	(89,257)	(25,472)	(286,178)	(215,559)	(70,619)
Equity in (earnings) losses in real estate and other affiliates	(14,862)	(8,277)	(6,585)	(16,990)	(54,568)	37,578
MPC Net Contribution	$(29,762)	$(13,562)	$(16,200)	$17,477	$91,983	$(74,506)
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $16.2 million for the three months ended September 30, 2022, and decreased $74.5 million for the nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to a decrease in distributions from real estate and other affiliates related to a large distribution received in 2021 representing the return of the Company’s initial capital contribution in accordance with the Summit LLC agreement, and an increase in development expenditures, partially offset by increases MUD and SID bond collections, net.

The following table sets forth MPC land inventory activity for the nine months ended September 30, 2022:

thousands	Bridgeland	Columbia	Teravalis	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2021	$520,154	$16,625	$510,541	$931,723	$187,419	$116,306	$2,282,768
Development expenditures (a)	136,852	—	157	116,746	9,722	22,701	286,178
MPC Cost of sales	(17,030)	—	—	(50,553)	—	(7,721)	(75,304)
MUD reimbursable costs (b)	(107,081)	—	—	—	(41)	(17,370)	(124,492)
Transfer to Strategic Development and Operating Assets Segments	(355)	—	—	(7,915)	(4,433)	—	(12,703)
Other	2,049	—	33,810	2,458	884	1,041	40,242
Balance September 30, 2022	$534,589	$16,625	$544,508	$992,459	$193,551	$114,957	$2,396,689
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHC 2022 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

Due to the range of asset types discussed above, we categorize the businesses in the Seaport segment into the following groups: Landlord Operations, Managed Businesses, the Tin Building and Events and Sponsorships.

Landlord Operations Landlord Operations represent physical real estate in the Historic District and Pier 17 we have developed and own, and is inclusive of our office, retail and multi-family properties.

Managed Businesses Managed Businesses represent retail and food and beverage businesses in the Historic District and Pier 17 that HHC owns and operates, either wholly or through partnerships with third parties, and operates, including license and management agreements. These businesses include, among others, The Fulton, The Greens, Mister Dips, Carne Mare, Malibu Farm and Ssäm Bar. The Fulton, The Greens and Malibu Farm are managed by Creative Culinary Management Company, LLC (CCMC), a Jean-Georges company, and Mister Dips and Carne Mare are managed by Seaport F&B LLC, an Andrew Carmellini company. These management companies are responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

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

In 2023, we plan to expand our Managed Businesses portfolio with the launch of The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne featuring an all-day menu with many specialty to-go items and an expansive outdoor café in 2023.

Tin Building The Tin Building includes both landlord operations and managed business. The Company owns 100% of the Tin Building which was completed and placed in service during the third quarter of 2022. The Company leased 100% of the space to The Tin Building by Jean-Georges joint venture, a managed business in which the Company has an equity ownership interest. The Tin Building by Jean-Georges had a soft opening in early August and a grand opening celebration in late September, with an expanded focus on experiences including in-person dining, retail shopping and delivery. Since the grand opening, opening hours have remained constrained due to continued labor shortages; however, foot traffic and sales have been strong during service hours. The Company expects the Tin Building by Jean-Georges to operate at full capacity by the end of the fourth quarter. The Tin Building by Jean-Georges is managed by CCMC, a Jean-Georges company.

HHC 2022 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Events and Sponsorships Our events and sponsorships businesses include our concert series, event catering, private events and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with CCMC. The 2022 summer concert series, which began in May 2022 and will run through the end of October 2022, currently includes 60 announced show dates, more than any previous year, and has sold over 188,200 tickets to date, representing over 90% of available ticket inventory. In the second quarter, we hosted 19 concerts and welcomed approximately 51,500 guests. In the third quarter, we hosted 38 concerts and welcomed approximately 110,300 guests.

250 Water Street In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable and market rate apartments, community-oriented spaces and office space. This project, which includes approximately 547,000 zoning square feet, presents a unique opportunity at the Seaport to redevelop this site into a vibrant mixed-use asset, provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. In May 2021, we received approval from the New York City Landmarks Preservation Commission (LPC) on our proposed design for the 250 Water Street site and in September 2021, the New York State Supreme Court dismissed on procedural grounds a lawsuit challenging the LPC approval. We received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which will allow the necessary transfer of development rights to the parking lot site. Also in December 2021, an amendment to the Seaport ground lease was executed giving the Company extension options, at the discretion of the Company, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program is expected to be completed in 2023. In the additional lawsuit that was filed in February 2022 challenging the land use approvals previously granted to the Company under the ULURP for the redevelopment and construction of 250 Water Street, the Court ruled in the Company’s favor, denying all claims of the petitioners. The same petitioners subsequently filed a request to reargue the case, which is currently under consideration by the Court. A separate lawsuit was filed in July 2022 again challenging the Landmarks Preservation Commission approval. In the Landmarks case, a Temporary Restraining Order (TRO) was granted at the request of the petitioners until the next hearing on December 1, 2022. The TRO allows HHC to continue with site remediation but otherwise prevents HHC from constructing the building while the case is pending. The Company is vigorously contesting all of these claims which it believes are without merit.

Impact of COVID-19 In response to the COVID-19 pandemic, we closed the Seaport in March 2020 and cancelled our 2020 Seaport summer concert series. Many businesses were able to resume operations, on a limited basis, in the third quarter of 2020. Most restrictions were lifted in June of 2021; however, many businesses at the Seaport continued to operate at reduced levels through the third quarter of 2021, primarily due to labor shortages. All venues were open and operating at close to full capacity during the fourth quarter of 2021; however, operations were negatively impacted by the rise of the Omicron variant in the beginning of 2022 before returning to normal in March 2022. Throughout the second and third quarters of 2022, all businesses were open and operating at close to full capacity.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Rental revenue	$5,001	$1,756	$3,245	$12,277	$6,123	$6,154
Other land, rental and property revenues	27,500	19,387	8,113	57,776	33,371	24,405
Total revenues	32,501	21,143	11,358	70,053	39,494	30,559

Operating costs	(31,295)	(24,879)	(6,416)	(77,377)	(52,560)	(24,817)
Rental property real estate taxes	(173)	(323)	150	(719)	(997)	278
(Provision for) recovery of doubtful accounts	64	(17)	81	(1,233)	(164)	(1,069)
Total operating expenses	(31,404)	(25,219)	(6,185)	(79,329)	(53,721)	(25,608)
Segment operating income (loss)	1,097	(4,076)	5,173	(9,276)	(14,227)	4,951
Depreciation and amortization	(9,651)	(9,087)	(564)	(25,194)	(22,926)	(2,268)
Interest income (expense), net	1,731	377	1,354	3,003	666	2,337
Other income (loss), net	(18)	(1,134)	1,116	289	(2,088)	2,377
Equity in earnings (losses) from real estate and other affiliates	(11,273)	(1,009)	(10,264)	(20,223)	(1,697)	(18,526)
Segment EBT	$(18,114)	$(14,929)	$(3,185)	$(51,401)	$(40,272)	$(11,129)

HHC 2022 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three and nine months ended September 30, 2022:

Seaport segment EBT decreased $3.2 million for the three months ended September 30, 2022, and decreased $11.1 million for the nine months ended September 30, 2022, compared to the prior-year periods primarily due to the following:
–decrease in equity earnings primarily related to expected pre-opening costs and initial operating losses for The Tin Building by Jean-Georges which opened with limited operating hours in the third quarter of 2022
–increase in operating expenses related to increased activity and increased food and beverage costs

These decreases to EBT were partially offset by the following:
–increase in Rental revenue primarily related to the Tin Building, which was completed and placed in service during the third quarter of 2022
–increase in revenues as a result of an earlier launch of the summer concert series and additional concerts scheduled in 2022 compared to 2021, increased demand at all of the Company’s managed restaurants and increased private event activity

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Total Seaport segment EBT	$(18,114)	$(14,929)	$(3,185)	$(51,401)	$(40,272)	$(11,129)
Add back:
Depreciation and amortization	9,651	9,087	564	25,194	22,926	2,268
Interest (income) expense, net	(1,731)	(377)	(1,354)	(3,003)	(666)	(2,337)
Equity in (earnings) losses from real estate and other affiliates	11,273	1,009	10,264	20,223	1,697	18,526
Impact of straight-line rent	(185)	398	(583)	1,519	1,265	254
Other (income) loss, net	674	1,287	(613)	2,610	3,006	(396)
Seaport NOI	$1,568	$(3,525)	$5,093	$(4,858)	$(12,044)	$7,186

The Seaport, including Managed Businesses, Events and Sponsorships and the Tin Building, is approximately 68% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings and until the economy recovers from the economic impact of the COVID-19 pandemic.

The table below presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Landlord Operations	$(4,335)	$(4,152)	$(183)	$(10,260)	$(11,226)	$966
Landlord Operations - Multi-family	22	(52)	74	96	84	12
Managed Businesses	1,010	923	87	149	7	142
Tin Building	1,612	—	1,612	1,612	—	1,612
Events and Sponsorships	3,259	(244)	3,503	3,545	(909)	4,454
Seaport NOI	$1,568	$(3,525)	$5,093	$(4,858)	$(12,044)	$7,186

Seaport NOI improved compared to the prior-year periods, primarily as a result of an earlier launch of the summer concert series and additional concerts scheduled in 2022 compared to 2021, increased demand at all of the Company’s managed restaurants, increased private event activity and rental revenue related to the Tin Building landlord operations.

Tin Building in the table above represents NOI from our landlord business and, as defined, excludes the impact of the Company’s equity ownership interest in The Tin Building by Jean-Georges managed business, which had losses of $11.4 million for the three months ended September 30, 2022, and $20.6 million for the nine months ended September 30, 2022, driven by pre-opening and initial operating costs. Combined NOI related to the Tin Building landlord operations and the Company’s share of NOI related to The Tin Building by Jean-Georges was a loss of $9.8 million for the three months ended September 30, 2022, and a loss of $19.0 million for the nine months ended September 30, 2022.

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Condominium rights and unit sales	$418,645	$163	$418,482	$459,681	$50,191	$409,490
Rental revenue	—	80	(80)	—	272	(272)
Other land, rental and property revenues	708	566	142	1,974	2,112	(138)
Total revenues	419,353	809	418,544	461,655	52,575	409,080

Condominium rights and unit cost of sales	(295,300)	(82)	(295,218)	(329,026)	(68,485)	(260,541)
Operating costs	(4,665)	(5,743)	1,078	(14,284)	(13,718)	(566)
Rental property real estate taxes	(550)	(883)	333	(961)	(2,768)	1,807
Total operating expenses	(300,515)	(6,708)	(293,807)	(344,271)	(84,971)	(259,300)
Segment operating income (loss)	118,838	(5,899)	124,737	117,384	(32,396)	149,780
Depreciation and amortization	(1,406)	(1,741)	335	(4,083)	(4,936)	853
Interest income (expense), net	5,817	850	4,967	12,334	2,610	9,724
Other income (loss), net	900	5	895	1,361	19	1,342
Equity in earnings (losses) from real estate and other affiliates	(13)	(8)	(5)	863	(125)	988
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	(9)	21,333	(21,342)
Provision for impairment	—	—	—	—	(13,068)	13,068
Segment EBT	$124,136	$(6,793)	$130,929	$127,850	$(26,563)	$154,413

For the three months ended September 30, 2022:

Strategic Developments segment EBT increased $130.9 million compared to the prior-year period primarily due to the increase in profit from condominium sales (Condominium rights and unit sales, net of costs of sales) of $123.3 million driven by the timing of condominium closings, primarily related to closings at Kō'ula which completed construction during the third quarter of 2022, compared to zero units closed during the prior-year period due to significantly lower available inventory at completed towers.

For the nine months ended September 30, 2022:

Strategic Developments segment EBT increased $154.4 million compared to the prior-year period primarily due to the following:
–increase in profits from condominium sales of $130.5 million, excluding the change in remediation cost of $18.3 million discussed below, driven by the timing and mix of condominium closings. The Company closed on 398 units at Kō'ula, 49 units at ‘A‘ali‘i and 1 unit at Waiea during the nine months ended September 30, 2022, compared to 4 units at Waiea and 2 units at Anaha during the nine months ended September 30, 2021.
–decrease in Condominium rights and unit cost of sales of $18.3 million primarily driven by charges related to the defect remediation accrual at Waiea. An additional $2.7 million was charged during the nine months ended September 30, 2022, related to additional anticipated costs, compared to charges of $21.0 million during the nine months ended September 30, 2021.
HHC 2022 FORM 10-Q | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

–decrease in Provision for impairment of $13.1 million due to the impairment of Century Park in the second quarter of 2021, compared to no asset impairments in 2022
–increase in Interest income (expense), net, of $9.7 million primarily due to the change in value related to derivative instruments associated with 1700 Pavilion and Tanager Echo

This increase in EBT is partially offset by the following:
–decrease in Gain (loss) on sale or disposal of real estate and other assets, net of $21.3 million driven by the sale of Monarch City in the second quarter of 2021, compared to no strategic asset sales in 2022

Ward Village During 2022, we launched sales at Ulana Ward Village, achieved 100% presold status at Victoria Place and completed construction and began welcoming residents at Kō'ula. Subsequent to quarter end, we contracted sales at Kalae, our tenth condominium project at Ward Village.

Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. We closed on 448 condominium inventory units during the nine months ended September 30, 2022, primarily as a result of the completion and opening of Kō'ula, compared to 6 condominium unit closings during the nine months ended September 30, 2021, due to lower available inventory in completed towers in the prior-year period.

Completed Condominiums As of September 30, 2022, our six completed towers are 97.9% sold with only 1 unit remaining at Waiea, 37 units remaining at ‘A‘ali‘i and 19 units remaining at Kō'ula. Ae’o, Ke Kilohana and Anaha are completely sold.

Under-Construction Condominiums As of September 30, 2022, our remaining under-construction tower, Victoria Place, is a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences. We contracted the last unit at Victoria Place during the second quarter of 2022 resulting in Victoria Place being 100.0% presold as of September 30, 2022.

Predevelopment Condominiums We launched public sales of our eighth condominium project in July 2021. The Park Ward Village will be a 41-story, 545-unit condominium project located at Ward Avenue and Auahi Street, and adjacent to Victoria Ward Park. The project will consist of studio, one-, two- and three-bedroom residences, with the units ranging from approximately 400 square feet to 1,500 square feet. As of September 30, 2022, we have entered into contracts for 497 of the 545 units, representing 91.2% of total units. The Park Ward Village is Ward Village’s fastest-selling tower since inception, surpassing Victoria Place which held the previous record. We expect to commence construction at The Park Ward Village in the fourth quarter of 2022.

In 2021, HHC announced plans for our ninth condominium project, Ulana Ward Village. This mixed-use residence will be adjacent to the new Ka Laʻi o Kukuluāeʻo public park and will consist of 696 studio, one-, two- and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. As of September 30, 2022, we have entered into contracts for 666 units, representing 95.7% of total units.

In September 2022, we launched public sales of our tenth condominium project, Kalae. This will be a 38-story, 329-unit condominium project located at Ward Avenue and Ala Moana Boulevard, adjacent to Victoria Ward Park Makai. The project will consist of one-,two- and three-bedroom residences with units ranging from approximately 800 square feet to 1,900 square feet. No contracted units were past the 30-day rescission period as of September 30, 2022; however, as of the end of October, we have contracts past the rescission period for 143 of the 329 units, representing 43% of total units.

HHC 2022 FORM 10-Q | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following provides further detail for Ward Village as of September 30, 2022:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea	(a)	176	—	177	99.4%	99.7%	Q4 2016
Anaha	(a)	317	—	317	100.0%	100.0%	Q4 2017
Ae’o	(a)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	100.0%	Q2 2019
‘A‘ali‘i	(b)	712	1	750	95.1%	92.4%	Q4 2021
Kō'ula	(c)	398	148	565	96.6%	97.2%	Q3 2022
Under construction
Victoria Place		—	349	349	100.0%	100.0%	2024
Predevelopment
The Park Ward Village	(d)	—	497	545	91.2%	92.2%	2025
Ulana Ward Village	(e)	—	666	696	95.7%	97.9%	2025
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 88% leased.
(c)There will be approximately 36,800 square feet of retail space as part of this project. We completed construction and began welcoming residents at Kō'ula during the third quarter; however, the retail space has not been placed in service as of September 30, 2022, as landlord work is still ongoing for the retail section of the property.
(d)There will be approximately 26,800 square feet of retail space as part of this project.
(e)There will be approximately 32,200 square feet of retail space as part of this project.

HHC 2022 FORM 10-Q | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses and Other Items

The following table contains certain corporate related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2022	2021	$ Change	2022	2021	$ Change
Corporate income	$14	$103	$(89)	$43	$297	$(254)
General and administrative	(19,471)	(19,033)	(438)	(60,874)	(61,133)	259
Corporate interest expense, net	(21,078)	(25,106)	4,028	(64,948)	(76,952)	12,004
Gain (loss) on extinguishment of debt	—	—	—	—	(35,084)	35,084
Corporate other income (loss), net	701	107	594	881	330	551
Corporate depreciation and amortization	(1,140)	(1,145)	5	(2,878)	(3,411)	533
Other	(2,902)	(4,063)	1,161	(7,985)	(8,253)	268
Income tax (expense) benefit	(33,858)	(6,049)	(27,809)	(41,822)	16,706	(58,528)
Total Corporate income, expenses and other items	$(77,734)	$(55,186)	$(22,548)	$(177,583)	$(167,500)	$(10,083)

For the three months ended September 30, 2022:

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
–decrease in corporate interest expense, net primarily due to the change in value related to derivative instruments. Refer to Note 8 - Derivative Instruments and Hedging Activities for additional information on derivative instruments.

For the nine months ended September 30, 2022:

In addition to the items affecting the three months ended September 30, 2022, the period was also favorably impacted compared to the prior-year period by the following:
–loss on extinguishment of debt of $35.1 million due to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 that occurred in the first quarter of 2021
–decrease in corporate interest expense, net related to the repurchase of the $1.0 billion 5.375% Senior Notes in the first quarter of 2021, partially offset by the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021

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

In March 2022, the Board authorized an additional $250.0 million of share repurchases. Under this program, the Company has repurchased approximately $235 million as of September 30, 2022. All purchases were funded with cash on hand.

Cash Flows

	Nine Months Ended September 30,
thousands	2022	2021
Cash provided by (used in) operating activities	$215,504	$(40,400)
Cash provided by (used in) investing activities	(155,825)	176,902
Cash provided by (used in) financing activities	(350,008)	69,070

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

Net cash provided by operating activities was $215.5 million for the nine months ended September 30, 2022, and net cash used in operating activities was $40.4 million for the nine months ended September 30, 2021. The $255.9 million net increase in cash provided by operating activities was primarily due to a $315.4 million increase in net cash associated with our condominiums and a $30.6 million increase in MUD receivable collections. The impact of these items was partially offset by an increase of $70.6 million in cash used pertaining to master planned community development expenditures, a decrease of $31.2 million in cash provided by distributions from equity method investments and a decrease of $19.2 million in cash provided related to the return of an interest rate lock deposit in the first quarter of 2021 associated with a debt instrument.

HHC 2022 FORM 10-Q | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
Investing Activities Net cash used in investing activities was $155.8 million for the nine months ended September 30, 2022, and net cash provided by investing activities was $176.9 million for the nine months ended September 30, 2021. The $332.7 million net increase in net cash used in investing activities was primarily driven by a $266.0 million decrease in proceeds from sales of properties, a $92.2 million increase in cash used for property development and redevelopment expenditures and a $81.5 million increase in cash used for investments in real estate and other affiliates, primarily attributable to the Company’s investment in Jean-Georges Restaurants. Proceeds from sales of properties in 2022 related to the Outlet Collection at Riverwalk and proceeds from the sale of properties in 2021 related to the Company’s hospitality properties and Monarch City. This increase in net cash used was partially offset by a $120.7 million increase in distributions from real estate and other affiliates. The distributions received in 2022 primarily related to the sale of the Company’s ownership interest in 110 North Wacker, resulting in a net increase to the Company’s liquidity of $168.9 million after the payment of transaction costs and distributions to our partner, compared to the distributions received in 2021 related to the return of the Company’s initial capital contribution at the Summit.

Financing Activities Net cash used in financing activities was $350.0 million for nine months ended September 30, 2022, and net cash provided by financing activities was $69.1 million for nine months ended September 30, 2021. The net increase in cash used in financing activities of $419.1 million was primarily due to repurchases of common shares of $403.9 million. In addition, proceeds from mortgages, notes and loans payable decreased by $1.29 billion, partially offset by a decrease in principal payments on mortgages, notes and loans payable of $1.22 billion, primarily due to significant financing activity in 2021.

Short- and Long-Term Liquidity

Short-Term Liquidity In the next twelve months, we expect our primary sources of cash to include cash flow from condominium closings, MPC land sales, cash generated from our Operating assets, first mortgage financings secured by our assets and deposits from condominium sales (which are restricted to funding construction of the related developments). We expect our primary uses of cash to include condominium pre-development and development costs, debt principal payments and debt service costs, MPC land development costs and other strategic development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months.

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

Debt Total outstanding debt was $4.6 billion as of September 30, 2022. Refer to Note 6 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our real estate and other affiliates totaled $105.2 million as of September 30, 2022. All of this indebtedness is without recourse to the Company.

Debt Compliance As of September 30, 2022, the Company did not meet the debt service coverage ratios for the One Hughes Landing, Two Hughes Landing and 4 Waterway Square loans, which did not have a material impact on the Company’s liquidity or its ability to operate the assets.

HHC 2022 FORM 10-Q | 57

Net Debt The following table summarizes our net debt on a segment basis as of September 30, 2022. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our Real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	September 30, 2022
Mortgages, notes and loans payable, net	$2,027,335	$332,752	$99,946	$142,234	$2,602,267	$2,025,144	$4,627,411
Mortgages, notes and loans payable of real estate and other affiliates	90,385	14,827	—	—	105,212	—	105,212
Less:
Cash and cash equivalents	(94,322)	15,860	(14,911)	(2,426)	(95,799)	(258,806)	(354,605)
Cash and cash equivalents of real estate and other affiliates	(1,900)	(35,566)	(10,038)	(8,563)	(56,067)	—	(56,067)
Special Improvement District receivables	—	(73,386)	—	—	(73,386)	—	(73,386)
Municipal Utility District receivables, net	—	(506,666)	—	—	(506,666)	—	(506,666)
TIF receivable	—	—	—	(1,776)	(1,776)	—	(1,776)
Net Debt	$2,021,498	$(252,179)	$74,997	$129,469	$1,973,785	$1,766,338	$3,740,123

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of September 30, 2022:

thousands	Remaining in 2022	2023	2024	2025	2026	2027	Thereafter	Total
Mortgages, notes and loans payable (a)	$3,720	$549,600	$28,913	$277,320	$384,674	$42,230	$3,388,870	$4,675,327
Interest payments (b)	61,517	231,288	207,586	193,853	174,763	154,441	381,892	1,405,340
Ground lease and other leasing commitments	915	2,791	2,847	2,905	2,965	3,026	240,574	256,023
Total	$66,152	$783,679	$239,346	$474,078	$562,402	$199,697	$4,011,336	$6,336,690
(a)Based on final maturity, inclusive of extension options.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

HHC 2022 FORM 10-Q | 58

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates would cause our payments under such financings to increase. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when it becomes due. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps and interest rate caps. At September 30, 2022, of our $1.4 billion of variable-rate debt outstanding, $691.2 million was swapped to a fixed-rate through the use of interest rate swaps. Additionally, the Company had $502.7 million of interest rate cap contracts on three of our construction loans, which had an outstanding principal balance of $108.1 million as of September 30, 2022. Refer to Note 8 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statement for additional information.

As of September 30, 2022, annual interest costs would increase approximately $6.7 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2022 FORM 10-Q | 59

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

In March 2022, the Board authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During the first quarter of 2022, the Company repurchased 171,022 shares of its common stock, for $17.3 million, or approximately $101.09 per share under the March 2022 program. During the second quarter of 2022, the Company repurchased an additional 2,164,400 shares of its common stock for $192.3 million, or approximately $88.83 per share. During the third quarter of 2022, the Company repurchased an additional 368,806 shares of its common stock for $25.4 million, or approximately $68.98 per share. This brings total share repurchases under the current $250.0 million authorization to approximately $235 million. All purchases were funded with cash on hand.

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the third quarter of 2022:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - 31, 2022	369,524	$68.98	368,806	$15,009,600
August 1 - 31, 2022	3,862	$73.12	—	$15,009,600
September 1 - 30, 2022	—	$—	—	$15,009,600
Total	373,386	$69.02	368,806
(a)During the third quarter of 2022, 4,580 shares were repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
HHC 2022 FORM 10-Q | 60

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

+   Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022, and 2021, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022, and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2022 FORM 10-Q | 61

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
November 2, 2022

HHC 2022 FORM 10-Q | 62