Form 10-K
period 2022-12-31
Howard Hughes Corp
filed 2023-02-27
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.2 billion based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of common stock, $0.01 par value, outstanding as of February 20, 2023 was 49,801,858.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

Forward-looking statements include:

–accelerated growth in our core Master Planned Communities (MPC) assets
–expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–forecasts of our future economic performance
–expected capital required for our operations and development opportunities for our properties
–impact of technology on our operations and business
–expected performance of our segments
–expected commencement and completion for property developments and timing of sales or rentals of certain properties
–estimates of our future liquidity, development opportunities, development spending and management plans
–the potential impact of a resurgence of the COVID-19 pandemic on our business, our tenants and the economy in general, and our ability to accurately assess and predict such impacts on the financial condition, results of operations, cash flows and performance of our Company; and
–descriptions of assumptions underlying or relating to any of the foregoing

These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–macroeconomic conditions such as volatility in capital markets, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail and office sectors
–our inability to obtain operating and development capital, including our inability to obtain or refinance debt capital from lenders and the capital markets
–rising interest rates and inflation
–the availability of debt and equity capital
–our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–general inflation, including core and wage inflation; commodity and energy price and currency volatility; as well as monetary, fiscal and policy interventions in anticipation of our reaction to such events, including increases in interest rates
–mismatch of supply and demand, including interruptions of supply lines
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of a resurgence of COVID-19 on our businesses, our tenants and the economy, including as described above
–contamination of our property by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our data security
–losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
HHC 2022 FORM 10-K | 2

Table of Contents Index to Financial Statements
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes and requirements to transfer control to a condominium association’s board of directors in certain situations, as well as potential defaults by purchasers on their obligations to purchase condominiums
–fluctuations in regional and local economies, the impact of rising interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our indebtedness, including our $750,000,000 5.375% Senior Notes due 2028, $650,000,000 4.125% Senior Notes due 2029 and $650,000,000 4.375% Senior Notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–catastrophic events or geopolitical conditions, such as the COVID-19 pandemic and resurgence of different variants that may disrupt our business; and
–the other risks described in Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report

Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations, plans, objectives, future performance or financial condition. Other factors not described in this Annual Report also could cause results to differ from our expectations. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

HHC 2022 FORM 10-K | 3

BUSINESS	Table of Contents Index to Financial Statements

PART I

Item 1.  Business

OVERVIEW

Our award-winning assets include one of the nation's largest portfolios of master planned communities (MPCs) spanning approximately 118,000 gross acres, as well as operating properties, strategic developments, and other unique assets across seven states from New York to Hawai‘i. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. Our unique business model allows us to drive outsized risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

We operate through four business segments: Operating Assets, MPCs, Strategic Developments and Seaport. We create a unique and continuous value-creation cycle through operational and financial synergies associated with our three primary business segments of Operating Assets, MPCs and Strategic Developments. In our MPC segment, we plan, develop and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, multi-family and self-storage offerings. We build these commercial properties through Strategic Developments at the appropriate time using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once the commercial developments are completed, the assets transition to Operating Assets, which increase recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle. Our fourth business segment, the Seaport, is one of the few multi-block districts largely under private management by a single owner in New York City. This historic waterfront area is being revitalized and enhanced into a mixed-use neighborhood featuring unique culinary and entertainment offerings.

Our assets are located across the United States with the vast majority of the assets in our Operating Assets segment located within our MPCs. This helps us achieve scale and, in most cases, critical mass, which leads to; pricing power in lease and vendor negotiations; increased ability to attract, hire and retain the best local leadership and leasing teams; flexibility to meet changing customer demands; and enhanced ability to identify and capitalize on emerging opportunities. Our MPCs, including our Floreo (formerly named Trillium) joint venture, span approximately 118,000 gross acres, with approximately 25,000 residential acres of land remaining to be developed and sold in high-demand geographic areas. In addition to the residential land, our MPC segment contains approximately 13,000 acres designated for commercial development or sale to non-competing users such as hospitals. This land is held in our MPC segment until we identify demand for a new commercial development, at which point the land is transitioned into our Strategic Developments segment.

We were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. Financial information about each of our segments is presented in Note 18 - Segments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our Competitive Strengths

We distinguish ourselves from other real estate companies through the following competitive strengths:
–Track Record of Value Creation. We have completed the development of 7.5 million square feet of office and retail operating properties, 4,637 multi-family units and 909 hospitality keys since 2011. Excluding land which we own, we have invested approximately $3.0 billion in these developments, which is projected to generate a 9.3% yield on cost, a significant spread over market cap rates which, in turn, has generated meaningful value for our shareholders. These investments and returns exclude condominium development as well as projects under construction such as the Seaport. We exclude condominium developments since they do not result in recurring NOI, and we exclude projects under development due to the wider range of NOI they are expected to generate upon stabilization. In Ward Village, we have either opened or have under construction 3,591 condominium units, which have approximately 97.5% units sold as of December 31, 2022.
HHC 2022 FORM 10-K | 4

BUSINESS	Table of Contents Index to Financial Statements

–Unique, Diverse Portfolio. We own a portfolio with many diverse market-leading assets located across seven states with a combination of steady cash flow and longer-term value creation opportunities.

–Significant Value Creation Opportunity. We have an exceptional development pipeline with over 100 million square feet of vertical entitlements remaining across our portfolio. This represents approximately 13 times the 7.5 million square feet we have delivered in the last twelve years without having to acquire another development site or external asset, which we believe is a significant competitive advantage over other real estate development corporations.

–Flexible Balance Sheet. We ended the year with $626.7 million of cash on hand. As of December 31, 2022, our total debt equaled approximately 49.4% of the book value of our total assets, which we believe is significantly less than our market value. Our net debt, which includes our share of debt of unconsolidated ventures less cash and Special Improvement District (SID) and Municipal Utility District (MUD) receivables, equaled approximately 45.9% of our total enterprise value. Unconsolidated ventures refer to partnerships or joint ventures primarily for the development and operation of real estate assets. Our strong balance sheet provides substantial insulation against potential downturns and provides us with the flexibility to evaluate new real estate project opportunities.

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

Competition

The nature and extent of our competition depends on the type of property involved. With respect to our Operating Assets segment and our Landlord Operations within the Seaport segment, we primarily compete for retail, office and multi-family tenants. We also compete for residential tenants in our Operating Assets segment. We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) age, quality, design and location of properties; (3) neighboring real estate projects that have been developed or that we, or others, may develop in the future; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates. The principal factors influencing tenant leasing decisions for our office space include: (1) rental rates; (2) attractive views; (3) amenities; (4) walkable retail; (5) commute time; (6) efficiency of space; and (7) demographics of the available workforce. For residential tenants of our multi-family properties in our Operating Assets segment, we believe the principal factors that impact their decision of where to live are: (1) walkability/proximity to work; (2) amenities; and (3) the best value for their money.

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

With respect to the Managed Businesses and Events & Sponsorships within our Seaport segment, the restaurant and event industry is intensely competitive with respect to the type and quality of food, price, service, restaurant or event location, personnel, brand, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing. We compete in the New York area for guests, management and hourly personnel.

HHC 2022 FORM 10-K | 5

BUSINESS	Table of Contents Index to Financial Statements
With respect to our Strategic Developments segment and certain assets subject to development in our Seaport segment, including 250 Water Street, our direct competitors include other commercial property developers and other owners of commercial real estate that engage in similar businesses. With respect to our Strategic Developments segment, we also compete with residential condominium developers. With significant existing entitlements, we hold an advantage over many of our competitors in our markets in that we already own and control, or have significant influence over, substantial acreage for development. We also own the majority of square feet of each product type in many of our markets.

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

BUSINESS SEGMENTS

The following further describes our four business segments and provides a general description of the assets comprising these segments. Refer to Item 2. Properties for additional details on individual properties, including assets by reportable segment, geographic location and predominant use at December 31, 2022. This section should be referred to when reading Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which contains information about our financial results and operating performance for our business segments.

Operating Assets

We have developed many of the assets in our Operating Assets segment since the Company’s inception in 2010. As of December 31, 2022, we have 75 Operating Assets, including our investments in unconsolidated ventures, consisting of 12 retail properties, 35 office properties, 15 multi-family properties and 13 other operating properties or investments. Excluding our projects under construction, we own approximately 8.8 million square feet of retail and office space and 5,030 multi-family units.

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

We will also occasionally sell an operating asset when it does not complement our existing properties or no longer fits within our current strategy. In 2022, the Company completed the sale of three retail properties, Outlet Collection at Riverwalk, Lake Woodlands Crossing and Creekside Village Green, as well as the Company’s interest in the 110 North Wacker office property, for total net proceeds of $215.9 million.

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

HHC 2022 FORM 10-K | 6

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

Master Planned Communities

As of December 31, 2022, we own the MPCs of Summerlin in Las Vegas; The Woodlands, The Woodlands Hills and Bridgeland in the Houston region; Teravalis (formerly named Douglas Ranch) in the Phoenix region; and Columbia in Maryland. Our MPC segment includes the development and sale of residential and commercial land, primarily in large-scale, long-term projects. These developments often require decades of investment and continued focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our MPCs remains strong because of their competitive positioning in their respective markets, our in-depth experience in diverse land use planning and the fact that we have substantially completed the entitlement processes within the majority of our communities.

Our MPCs have won numerous awards for design excellence and for community contribution. Summerlin and Bridgeland were again ranked by Robert Charles Lesser & Co., LLC (RCLCO), capturing ninth and twentieth highest-selling master planned communities in the nation, respectively, for the year ended December 31, 2022.

We expect the competitive position, desirable locations and land development expertise to drive the long-term growth of our MPCs. As of December 31, 2022, our MPCs, including our Floreo unconsolidated joint venture near Phoenix, Arizona, encompass approximately 118,000 gross acres of land and include approximately 37,000 acres of land available for sale or development. Residential sales, which are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers, include standard and custom parcels designated for detached and attached single-family homes, and range from entry-level to luxury homes. Superpad sites are generally 10 to 25-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and storm drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. Revenue is also generated through builder price participation with homebuilders.

We also occasionally sell or lease land for commercial development when we deem its use will not compete with our existing properties or our development strategy. Commercial sales include land parcels designated for retail, office, hospitality, high-density residential projects (e.g., condominiums and apartments), services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Seaport

The Seaport spans approximately 473,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District and the 250 Water Street development. Our Seaport segment is part non-stabilized operating asset, part development project and part operating business. Due to the range of asset types discussed above, we categorize the businesses in the Seaport segment into the following groups: Landlord Operations, Managed Businesses, the Tin Building and Events and Sponsorships.

Throughout 2022, we have continued to execute on our long-term vision for the Seaport. In the first quarter of 2022, the Company paid $45 million for a 25% interest in Jean-Georges Restaurants, which currently operates over 40 restaurant and hospitality offerings around the world. The Company also paid $10 million in exchange for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants. In the third quarter of 2022, the Company opened the Tin Building, which includes both landlord operations and managed business. The Company owns 100% of the Tin Building which is leased 100% to the Tin Building by Jean-Georges joint venture, a managed business in which the Company has an equity ownership interest.

HHC 2022 FORM 10-K | 7

BUSINESS	Table of Contents Index to Financial Statements
In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that will include affordable and market-rate apartments, community-oriented spaces and office space. This project, which includes approximately 547,000 zoning square feet, presents a unique opportunity at the Seaport to redevelop this site into a vibrant mixed-use asset, provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. In May 2021, we received approval from the New York City Landmarks Preservation Commission (LPC) on our proposed design for the 250 Water Street site. HHC received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which will allow the necessary transfer of development rights to the parking lot site. Also in December 2021, an amendment to the Seaport ground lease was executed giving HHC extension options, at the discretion of HHC, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program is expected to be completed in 2023. Various lawsuits have been filed challenging the LPC’s approval of our development project. For additional information regarding these lawsuits, see Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Total estimated aggregate project costs remaining to be spent and funded by HHC as of December 31, 2022, for the Seaport projects currently under construction, excluding the 250 Water Street development, are $38.9 million.

Strategic Developments

Our Strategic Developments segment consists of 14 development or redevelopment projects, including developments within our MPCs that will transition to Operating Assets upon completion and condominium towers at Ward Village. Many of these developments require extensive planning and expertise in large-scale and long-range development to maximize their highest and best uses. The strategic process is complex and unique to each asset and requires ongoing assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and necessary improvements to the area, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments and obtain and commit sources of capital.

We are in various stages of predevelopment or execution of our strategic plans for many of these assets based on market conditions. As of December 31, 2022, we had six properties under construction and not yet placed into service. We generally obtain construction financing to fund a significant amount of the costs associated with developing these assets. Total estimated aggregate project costs remaining to be spent on our properties under construction as of December 31, 2022, were $1.1 billion, of which $126.0 million will be funded by HHC and the remaining cost will be funded with existing debt.

HHC 2022 FORM 10-K | 8

BUSINESS	Table of Contents Index to Financial Statements

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

Our expansive portfolio and tremendous scale give HHC a unique opportunity to build next-generation communities and make a meaningful, positive impact on people’s lives at a local, regional and national level. We are acutely aware of the responsibility that comes along with that opportunity. Building on our reputation for excellence and innovation, we remain focused on making our developments sustainable; giving back to our communities; protecting our landscapes; supporting inclusivity; and establishing communities that create value and well-being for generations to come.

Acknowledging the power of our scale, as well as the opportunities for taking climate action, we are amplifying and accelerating our efforts to further advance resiliency, conservation, innovation, and inclusion throughout our large-scale, mixed-use communities. We have aligned our community strategies to support the United Nations Sustainable Development Goals (UN SDGs), defined by the UN as the blueprint for achieving a better and more sustainable future for all—a framework that helps us view our people-centric approach to development and management through the global lens of our planet’s most pressing issues.

Our program is overseen by our CEO, President and Board of Directors. Additional details on our sustainable, inclusive and transparent approach are available in our latest ESG annual report now called the HHCommunities Report, which can be found on the Company’s website (https://www.howardhughes.com/our-company/esg). This annual report looks back at the collective efforts of the Howard Hughes team in 2021. It reflects each business segment and region across our national portfolio of Master Planned Communities (MPCs), Strategic Developments, Operating Assets and the Seaport. Our disclosure is in accordance with the Global Reporting Initiative’s (GRI) 2020 Standards. Prior to this report, the most recent report was published in November 2021 and covered calendar year 2020.

Environmental Strategy and Performance

Our guiding principle that drives the development of our award-winning master planned communities is, ‘How you live, how we build’. Each community manages and addresses its unique context through resilient planning, green building design, high operational performance and ongoing risk management. We continue to monitor and refine our approach as developments transition into operating assets in order to ensure continued support for the responsible use of resources, conservation and efficiency measures. From an operational standpoint, we measure energy, water, emissions and waste performance and proactively pursue efforts to reduce our impact across our portfolio. These efforts align with UN Sustainable Development Goals 6, 7, 12, 13 and 15, all of which focus on climate health and responsible resource stewardship. We complement this holistic approach with programs and actions customized for the age, asset type and regional considerations of our diverse properties. Data-driven analysis, engineering insights and occupant feedback drive unique strategies for each of our buildings.

In 2017, we set 10-year environmentally focused goals for energy use reduction, water use reduction, waste reduction and diversion and carbon emission reduction. We report our progress against the goals annually in our HHCommunities report and leverage industry leadership programs to benchmark environmental performance. Our sustainability report highlighted our management of climate-related risks and opportunities in line with the Task Force on Climate-related Financial Disclosures (TCFD) recommendations. Annually we work with DNV Business Assurance USA, Inc. to externally confirm our energy consumption, water consumption, greenhouse gas emissions and waste data. Leadership in Energy and Environmental Design (LEED), U.S. Environmental Protection Agency’s (EPA) ENERGY STAR and BOMA 360 certifications validate our use of sustainable design, construction and operations principles that result in reduced resource usage, decreased emissions and better well-being for building occupants. We achieved 16 ENERGY STAR certifications, 10 BOMA 360 certifications, 1 LEED certification, 2 LEED precertifications and 10 LEED registered projects, raising our total count to 82 active and pending certifications. The Woodlands, established in 1974, is the largest MPC in the world to receive LEED precertification; the recognition demonstrates HHC’s alignment with sustainability principles for nearly five decades.

In 2022, HHC was recognized by Global Real Estate Sustainability Benchmark (GRESB) for its sustainability leadership, earning the top ranking in the U.S. Diversified Listed peer group for the 2022 GRESB Real Estate Assessment’s Standing Investments Benchmark. The Company was also recognized as Sector Leader in the Americas Diversified category for its sustainability performance and best practices within the real estate industry. HHC’s first-place peer group ranking was determined by its strong portfolio-wide performance across topics of sustainability, inclusion and transparency. Two key scoring components of the Real Estate Assessment include management and performance. The management component measures an entity’s overall strategy and leadership, approach to stakeholder engagement, and policies and processes. The performance component measures an entity’s environmental and social performance.

HHC 2022 FORM 10-K | 9

BUSINESS	Table of Contents Index to Financial Statements

Social Strategy and Impact

Human Capital We build vibrant, diverse, and culturally rich communities that deliver an exceptional quality of life for generations to come. Our dedicated and talented team continues the work of the forward-thinking placemakers—James Rouse, George Mitchell, Victoria Ward and Howard Hughes—whose collective legacy of innovation, imagination, and excellence form the basis of our company. As of December 31, 2022, we had approximately 565 employees supporting our core business, with an additional 175 employed at the Las Vegas Ballpark, including seasonal staff required to support ongoing ballpark events and merchandising operations.

The continuous development of our employees—at work, and at home—is intrinsically linked to our Company’s ever-evolving creation and stewardship of inclusive, sustainable community living. We encourage continued learning through tuition reimbursement, student debt management resources, and a fund for non-job-related training. To support our employees’ personal well-being, we offer competitive programs for our employees and their families at all stages of life, including a robust health benefits plan, 401k match plan, up to 12 weeks of fully paid leave for parents welcoming new children, financial support of adoption, donation, and surrogacy services, and bicycle reimbursement.

In 2022, HHC continued to build upon our Diversity, Equity, and Inclusion (DEI) strategies to elevate our overall goals and experiences for our employees and communities. We strive for diversification and retention of talent that ultimately drives top performance, diverse thought, inclusive culture, and leadership development. We invest in processes that help to activate equitable access for employee growth, both personally and professionally. We provide opportunities for all to develop a sense of belonging, fair representation, and engagement through initiatives such as trainings, strategic talent acquisition partnerships, Employee Resource Groups, and annual DEI goals. As of December 31, 2022, our workforce was 52% female and 35% ethnically diverse. Employees at a Vice President level or above were 31% female and 19% ethnically diverse. Through multiple initiatives, we continue to find opportunities to increase the diversity of our teams.

In addition to our focus on our employees, we are highly attuned to how we impact the lives of those within our communities, and we support over 350 causes of local charities through monetary donations and volunteerism within our HHCares program. In 2022, the Company donated over $3.9 million nationwide, and matched more than $80,000 of individual employee donations to registered 501c3 non-profit organizations. Our employees also donated upwards of 1,300 hours of volunteer time throughout 2022.

At Howard Hughes, we recognize that our people are the lifeblood of all we do, and we are committed to supporting them in all aspects of life. We believe better people make better companies, and better companies build better communities.

Governance and Risk Management

In order to identify, monitor, and mitigate potential risks that could impact our organization and investors, The Howard Hughes Corporation has made governance and risk management a top Board priority. As part of our corporate governance framework, we have a formal Enterprise Risk Management (ERM) Program that is overseen by the Board’s Risk Committee and led by our Risk Management team. The Risk Committee helps to evaluate the effectiveness of the ERM Program and the performance of the Risk Management team. It also reviews and monitors risks that have been identified and are considered critical by management, such as capital, market, liquidity, legal, regulatory, operational, reputational and strategic risks. The Risk Committee reviews and approves periodic risk assessment results and reviews risk mitigation activities deemed material by management. The Risk Committee also reviews risk mitigation activities for emerging risks and oversees management’s approach to fostering a risk-intelligent culture.

HHC’s program is shaped and supported by the Board and encompasses a range of corporate governance policies and guidelines that include but are not limited to: Anti-Corruption Compliance Policy, Board Diversity Policy, Cybersecurity Policy, Code of Business Conduct and Ethics for Officers and Employees, Code of Business Conduct and Ethics for the Board of Directors, Corporate Governance Guidelines, and Insider Trading Policy. These policies and our Human Rights Policy are published on the Company’s website (https://investor.howardhughes.com/documents).

HHC 2022 FORM 10-K | 10

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

There is a variety of legislation being enacted, or considered for enactment, at the federal, state and local levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related taxes and regulations. Governmental regulation also affects sales activities, mortgage lending activities and other dealings with consumers. Further, government agencies routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. We may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

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

HHC 2022 FORM 10-K | 11

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

We believe that new home sales are an important indicator of future demand for our superpad sites, lots and condominium units. Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The prior economic downturn severely affected both the number of homes that could be sold in our MPCs and the prices for which homebuilders could sell them. We cannot predict when another economic downturn in the housing market will occur. If there were another economic downturn in the housing market or in general economic conditions, the resulting decline in demand for new homes and condominium units would likely have a material adverse effect on our business, financial condition and results of operations.

Our condominium sales are sensitive to interest rates and the ability of consumers to obtain mortgage financing.

Interest rates have increased substantially over the last year and may continue to increase. As a result, mortgage rates more than doubled in fiscal year 2022. The ability of the ultimate buyers of condominiums to finance their purchases is generally dependent on their personal savings and availability of third-party financing. Consequently, the demand for condominiums will be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. Levels of income and savings, including retirement savings, available to condominium purchasers can be affected by declines in the capital markets. Any significant increase in the mortgage interest rates or decrease in available credit could reduce consumer demand for housing, and result in fewer condominium sales, which may have an adverse effect on our business, financial condition and results of operations. We cannot predict whether interest rates will continue to rise, or the paces of the increases, but further increases would likely have a considerable impact on condominium demand.

Purchasers may default on their obligations to purchase condominiums.

We enter into contracts for the sale of condominium units that generally provide for the payment of a substantial portion of the sales price at closing when a condominium unit is ready to be delivered and occupied. A significant amount of time may pass between the execution of a contract for the purchase of a condominium unit and the closing thereof. The rate of defaults may increase from historical levels due to the personal finances of purchasers being negatively impacted as a result of higher interest rates or COVID-19. Defaults by purchasers to pay any remaining portions of the sales prices for condominium units under contract may have an adverse effect on our business, financial condition and results of operations.

Downturn in tenants’ businesses may reduce our revenues and cash flows.

An office or retail tenant may experience a downturn in its business, due to a variety of factors including rising inflation or supply chain issues, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. The rate of defaults may increase from historical levels due to tenants’ businesses
HHC 2022 FORM 10-K | 12

RISK FACTORS	Table of Contents Index to Financial Statements
being negatively impacted by higher interest rates or the COVID-19 pandemic. In the event of default by a tenant, we may experience delays in enforcing our rights as the landlord and may incur substantial costs in protecting our investment.

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

We cannot provide any assurance that existing leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. For example, delays in payments and the rate of defaults on existing leases increased from historical levels during the COVID-19 pandemic due to tenants’ businesses being negatively impacted as a result of COVID-19. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations at the affected properties could be adversely affected.

Significant competition could have an adverse effect on our business.

The nature and extent of the competition we face depend on the type of property. With respect to our MPCs, we compete with other landholders and residential and commercial property developers in the development of properties in the respective MPC regions. Numerous residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate, sell undeveloped rural land, attract and retain experienced real estate development personnel, or obtain construction materials and labor. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect our results of operations and financial condition.

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

Many of the properties we own are located in the same or a limited number of geographic regions, including Texas, Hawai‘i, Nevada, New York and Maryland. In October 2021, we announced the launch of Teravalis, a new large-scale master planned community in the West Valley of Phoenix, Arizona. Our current and future operations at the properties in these states are generally subject to significant fluctuations by various factors that are beyond our control such as the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters, climate change and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants.

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
HHC 2022 FORM 10-K | 13

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

Further, Summerlin is to some degree dependent on the gaming industry, which could be adversely affected by changes in consumer trends and preferences and other factors over which we have no control. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines, many of which are located outside of Las Vegas. Furthermore, competition from internet lotteries, sweepstakes and other internet-wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could negatively impact the population in the Las Vegas area. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with the gaming industry in Las Vegas, which could have a negative impact on the local Las Vegas economy and result in an adverse effect on Summerlin and Downtown Summerlin.

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

Additionally, the success of Summerlin, our master planned community in Las Vegas, Nevada, and Teravalis, our new master planned community in the Phoenix, Arizona region, may be negatively impacted by changes in temperature due to climate change, increased stress on water supplies caused by climate change and population growth and other factors over which we have no control.

Finally, we are subject to local government responses to the COVID-19 pandemic in each of these areas which may be stricter than federal mandates, and disproportionately affect our business given the aforementioned concentration of our properties.

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

HHC 2022 FORM 10-K | 14

RISK FACTORS	Table of Contents Index to Financial Statements
Because real estate is illiquid, we may not be able to sell properties when in our best interest.

Real estate investments generally, and in particular large office and mixed-use properties like those that we develop and construct, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from the sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our business, financial condition and results of operations.

Some of our properties are subject to potential natural or other disasters.

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, earthquakes and oil spills. We cannot predict the extent of damage that may result from such adverse weather events, which depend on a variety of factors beyond our control. Some of our properties, including Houston-area MPCs, Ward Village and the Seaport are located in coastal regions, and could be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors. Additionally, adverse weather events can cause widespread property damage and significantly depress the local economies in which the Company operates and have an adverse impact on the Company’s business, financial condition and operations.

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

Our development, redevelopment and construction activities expose us to risks such as:
–inability to obtain construction financing for the development or redevelopment of properties
–increased construction costs for a project that exceeded our original estimates due to increases in materials, labor or other costs, which could make completion of the project less profitable because market rents or condominium prices may not increase sufficiently to compensate for the increased construction costs
–supply chain issues and increased difficulty for workforce recruitment which may lead to construction delays and increased project development costs
–claims for construction defects after a property has been developed
–poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely
–health and safety incidents and site accidents
–easement restrictions which may impact our development costs and timing
–compliance with building codes and other local regulations
–the inability to secure tenants necessary to support commercial projects

HHC 2022 FORM 10-K | 15

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

For example, we are directly paying the costs to repair certain construction defects at the Waiea condominium tower in Ward Village and will seek to recoup these costs from the general contractor and other responsible parties. We have subsequently entered into a settlement agreement with the Waiea homeowners association pursuant to which we have agreed to pay for the repair. We believe the general contractor is ultimately responsible for the defects and expect to recover our repair costs from the general contractor, other responsible parties and insurance proceeds; however, we can provide no assurances that all or any portion of these costs will be recovered. The Company recorded total estimated repair costs related to this matter of $99.2 million in 2020, $21.0 million in 2021, and $2.7 million in 2022.

Cybersecurity risks and incidents, such as a breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

The protection of tenant, business partner, employee and company data is critically important to us. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners and personally identifiable information of our employees on our networks. The collection and use of personally identifiable information are governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

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
HHC 2022 FORM 10-K | 16

RISK FACTORS	Table of Contents Index to Financial Statements

Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, we have dedicated substantial additional resources of expense, labor and time to strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner. Any failure in or breach of our information security systems, those of third-party service providers or a breach of other third-party systems that ultimately impacts our operational or information security systems as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing and other forms of human engineering, are increasing in sophistication and are often novel or change frequently; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any customer or direct supplier relationships in either country, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

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

Pershing Square beneficially owns approximately 31.9% of our outstanding common stock as of December 31, 2022. Additionally, Mr. William Ackman, founder and Chief Executive Officer of Pershing Square, is the chairman of our board of directors. Accordingly, Pershing Square will have the ability to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with other stockholders’ interests.

HHC 2022 FORM 10-K | 17

RISK FACTORS	Table of Contents Index to Financial Statements

FINANCIAL RISKS

Our indebtedness and changing interest rates could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our obligations under our Senior Notes and Loan Agreements.

We have a significant amount of indebtedness. As of December 31, 2022, our total consolidated debt was approximately $4.7 billion (excluding an undrawn balance of $200 million on the Secured Bridgeland Notes) of which $2.1 billion was recourse to the Company or one of its subsidiaries. In addition, as of December 31, 2022, we have $26.3 million of recourse guarantees associated with undrawn financing commitments. As of December 31, 2022, our proportionate share of the debt of our unconsolidated ventures was $125.2 million based upon our economic interest. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo.

Subject to the limits contained in the indentures governing the $475 million Bridgeland Notes due 2026, the $750 million 5.375% senior notes due 2028, the $650 million 4.125% senior notes due 2029, and the $650 million 4.375% senior notes due 2031 (collectively, the Senior Notes), and any limits under our other debt agreements, we may need to incur substantial additional indebtedness from time to time, including project indebtedness for developments by our subsidiaries. If we incur additional indebtedness or experience an adverse change in interest rates, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including:
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
–incur obligations that restrict the ability of our subsidiaries to make dividend or other payments to us
–consolidate, merge or transfer all, or substantially all, of our assets
–enter into or amend lease or other agreements or transactions without consent
–substitute collateral, if applicable, due to product and geographic concentrations
–enter into transactions with our affiliates
–create or designate unrestricted subsidiaries

HHC 2022 FORM 10-K | 18

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

Our business objective includes the development and redevelopment of our properties, particularly those in our Strategic Developments segment, which we may be unable to do if we do not have, cannot obtain or cannot generate sufficient capital from MPC land sales or operations, debt capital from lenders or the capital markets, or government incentives, such as tax increment financing, to proceed with planned development, redevelopment or expansion activities. We may be unable to access or acquire financing due to the market volatility and uncertainty. We may be unable to obtain an anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already underway that we are unable to complete due to the inability to secure additional capital to finance such activities. This may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be recoverable, in full or in part, from future operations or sale resulting in impairment charges.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

On March 5, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR and the United Kingdom Financial Conduct Authority (FCA), which regulates the process for establishing London Interbank Offered Rate (LIBOR), announced that all LIBOR settings will either cease to be published by any benchmark administrator, or no longer be representative immediately after December 31, 2021, for most LIBOR settings, and immediately after June 30, 2023, for overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR settings. Accordingly, the FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. As of January 1, 2022, publication of one-week and two-month U.S. dollar LIBOR has ceased, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR settings. The Alternative Reference Rates Committee (ARRC), a committee convened by the Federal Reserve Board and the New York Federal Reserve Bank, has proposed replacing U.S. dollar LIBOR with a new index based on trading in overnight repurchase agreements, the Secured Overnight Financing Rate (SOFR). The ARRC has formally announced and recommended SOFR as an alternative reference rate to LIBOR. At this time, we are not able to accurately predict whether SOFR will become the most prevalent alternative reference rate in the market, or what impact the transition from LIBOR to alternative reference rates may have on our business, results of operations, and financial condition. Additionally, it is difficult to predict whether and to what extent banks will continue to provide submissions to the administrator of rate quotes for the U.S. dollar LIBOR settings that have not already been discontinued or, if they do, whether such rates will be representative of the underlying market or economic reality before they are scheduled to be discontinued on June 30, 2023, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.

As of December 31, 2022, we had approximately $309.6 million of mortgages, notes and loans payable indexed to LIBOR. During 2021 and 2022, we entered into certain new borrowings indexed to SOFR. It is anticipated that SOFR will be the benchmark for new borrowings and that we will modify certain existing borrowings to replace LIBOR with SOFR. However, there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist, and the discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount
HHC 2022 FORM 10-K | 19

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a change in control. As of December 31, 2022, we have approximately $132.7 million of federal net operating loss carryforwards. If certain change in control events were to occur, the cash flow benefits we might otherwise have received could be decreased.

Inflation has adversely affected us and may continue to adversely affect us by increasing costs beyond what we can recover through price increases.

The U.S. economy has experienced an increase in inflation recently. Inflation can adversely affect us by increasing costs of land, materials and labor, which we have experienced in fiscal year 2022 due to higher inflation rates. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects price increases may have in the future. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for homes in our MPCs and demand for our condominium projects, and our ability to refinance existing indebtedness on favorable terms, or at all, due to higher borrowing costs. In an inflationary environment, depending on the homebuilding industry and other economic conditions, we may be precluded from raising land prices enough to keep up with the rate of inflation, which could significantly reduce our profit margins. In recent years we have been experiencing increases in the prices of labor and materials above the general inflation rate. Our inability to offset increasing costs due to inflation through price increases to customers could have a material adverse effect on our results of operations, financial conditions and cash flows.

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

HHC 2022 FORM 10-K | 20

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
HHC 2022 FORM 10-K | 21

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

Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related taxes and regulations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

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

HHC 2022 FORM 10-K | 22

RISK FACTORS	Table of Contents Index to Financial Statements
Water and electricity shortages could have an adverse effect on our business, financial condition and results of operations.

Drought conditions and increased temperatures in the Phoenix, Arizona and Las Vegas, Nevada, regions could cause our master planned communities in these regions to experience water and electricity shortages. The lack or reduced availability of electricity or water in these regions may make it more difficult or expensive for us to obtain approvals for new developments and could limit, impair or delay our ability to develop or sell, or increase the cost of developing, our land in these master planned communities.

Tax increases and changes in tax rules may adversely affect our financial results.

As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules.

The Biden administration has announced in 2022 and 2021, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows.

GENERAL RISKS

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
HHC 2022 FORM 10-K | 23

RISK FACTORS	Table of Contents Index to Financial Statements
–the successful transition of our new senior executives and the services and contribution of our other senior management and key employees to execute on our business strategies and to identify new opportunities
–guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance
–the development and sustainability of an active trading market for our stock
–changes in accounting principles
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

Our certificate of incorporation and bylaws contain the following limitations:
–the inability of our stockholders to act by written consent
–restrictions on the ability of stockholders to call a special meeting without 15% or more of the voting power of the issued and outstanding shares entitled to vote generally in the election of our directors
–rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings
–the right of our board of directors to issue preferred stock without stockholder approval
–a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors or officers be brought exclusively in the Court of Chancery in the State of Delaware
–that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors

In addition, we are a Delaware corporation, and Section 203 of the DGCL applies to us. In general, Section 203 prevents an interested stockholder from engaging in certain business combinations with us for three years following the date that person becomes an interested stockholder subject to certain exceptions. The statute generally defines an interested stockholder as any person that is the owner of 15% or more of the outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of outstanding voting stock at any time within the three-year period immediately before the date of determination.

We have granted a waiver of the applicability of the provisions of Section 203 of the DGCL to Pershing Square Capital Management, L.P., PS Management GP, LLC and William A. Ackman, chairman of our Board (together, Pershing Square) such that Pershing Square may increase its position in our common stock up to 40% of the outstanding shares without being subject to Section 203’s restrictions on business combinations. Additionally, in connection with the tender offer that was closed on November 28, 2022, the Board granted Pershing Square and its affiliates a waiver that covered any common shares purchased pursuant to the tender offer. Immediately following the closing of such tender offer, Pershing Square owned 30.4% of the outstanding stock. As such, Pershing Square, through its ability to accumulate more common stock than would otherwise be permitted under Section 203, has the ability to become a large holder that would be able to affect matters requiring approval by Company stockholders, including the election of directors and approval of mergers or other business combination transactions. The Board also amended the Company’s Corporate Governance Guidelines to reflect that it will grant to any stockholder a waiver of the applicability of Section 203 of the DGCL to the acquisition of up to 40% of the Company’s outstanding voting stock upon the request of such stockholder, subject to the Board’s fiduciary duties and applicable law.

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

COVID-19 disrupted our business a resurgence of the pandemic could have a material adverse effect on our business, financial performance and condition, operating results and cash flows.

COVID-19 disrupted our business and a resurgence of the pandemic could have a material adverse effect on our business, financial performance and condition, operating results and cash flows, and could materially adversely impact
HHC 2022 FORM 10-K | 24

RISK FACTORS	Table of Contents Index to Financial Statements
and cause disruption to, our business, financial performance and condition, operating results and cash flows. Additionally, any future public health issues such as an epidemic or pandemic could adversely affect our business or financial results. Factors that would negatively impact our ability to successfully operate during and after COVID-19 or other future public health issues include:
–our ability to continue to sell land to residential homebuilders and developers in our MPCs at attractive prices, which would lead to lower land sales revenue in our MPC segment, if such homebuilders continue to see a decline in new home sales to their consumers or if there is reduced availability of loans to support such homebuilders
–our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in multi-family and office properties
–our ability to collect rent from our retail tenants
–reductions in demand for leased space and/or defaults under our leases
–fluctuations in regional and local economies, the residential housing and condominium markets, local real estate conditions, and tenant rental rates
–disruptions to supply chains continue and significant inflation has been seen in the market
–our ability to continue to make condominium sales in Hawai‘i and land sales in our MPCs
–our and our tenants’ ability to continue or complete construction as planned for their operations, or delays in the supply of materials or labor necessary for construction
–the continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease
–our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption
–delays in, or our ability to complete, sales of our remaining non-core assets on the expected terms or timing
–difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions that may affect our access to capital necessary to fund business operations or address maturing liabilities

The extent to which the COVID-19 pandemic may have a continued impact on our operations will depend on future developments, which are highly uncertain, cannot be predicted with confidence, and are largely outside of our control, including the scope, severity and duration of the pandemic, the spread of other potential new variants, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Future disruptions and governmental actions, due to COVID-19 or a different epidemic or pandemic, combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash flows.

Item 1B.  Unresolved Staff Comments
None.
HHC 2022 FORM 10-K | 25

PROPERTIES	Table of Contents Index to Financial Statements
Item 2.  Properties

Our corporate headquarters are located in The Woodlands, Texas. We also maintain offices at certain of our properties nationwide, including Honolulu, Hawai‘i; New York, New York; Columbia, Maryland; Las Vegas, Nevada; and Phoenix, Arizona. We believe our present facilities are sufficient to support our operations.

OPERATING ASSETS

In our Operating Assets segment, we own a variety of asset types including approximately 8.8 million square feet of retail and office properties, 5,030 wholly and partially owned multi-family units, and wholly and partially owned other properties and investments. Our assets in this segment are primarily located in and around Houston, Texas (The Woodlands and Bridgeland); Columbia, Maryland (Columbia); Las Vegas, Nevada (Summerlin); and Honolulu, Hawai‘i (Ward Village).

The following table summarizes certain metrics of our office assets within our Operating Assets segment as of December 31, 2022:

Office Assets		Rentable Sq.Ft./Units	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Park Medical Plaza	(c)	32,689	—%	$—	$—	$—	$—	2022
One Hughes Landing		197,719	55%	3,371	30.74	5,149	46.95	2013
Two Hughes Landing		197,714	78%	4,656	30.16	7,103	46.01	2014
Three Hughes Landing		320,815	95%	8,674	28.95	13,004	43.41	2016
1725 Hughes Landing Boulevard		331,176	65%	5,112	27.36	7,465	39.95	2015
1735 Hughes Landing Boulevard		318,170	100%	8,040	25.27	13,005	40.87	2015
2201 Lake Woodlands Drive		24,119	100%	458	19.00	860	35.64	2011
Lakefront North		258,058	98%	6,223	24.64	9,067	35.91	2018
Memorial Hermann Medical Office Building	(d)	20,000	100%	—	—	—	—	2022
8770 New Trails	(d)	180,000	100%	—	—	—	—	2020
9303 New Trails		97,967	42%	707	19.40	1,127	30.95	2011
3831 Technology Forest Drive		95,078	100%	2,396	25.20	3,578	37.63	2014
3 Waterway Square		232,021	91%	5,974	28.33	8,834	41.90	2013
4 Waterway Square		218,551	80%	4,609	26.26	7,000	39.88	2011
The Woodlands Towers at The Waterway	(e)	1,401,048	83%	32,065	29.42	45,418	41.67	2019
1400 Woodloch Forest		95,667	84%	2,121	26.32	2,145	26.62	2011
		4,020,792
Columbia
10 - 70 Columbia Corporate Center		890,797	79%	17,988	26.38	18,516	27.15	2012 / 2014
Columbia Office Properties		63,831	84%	1,125	34.13	1,160	35.17	2004 / 2007
One Mall North		97,088	62%	1,778	31.41	1,933	34.16	2016
One Merriweather		206,632	100%	7,969	38.57	8,273	40.04	2017
Two Merriweather		124,016	98%	4,782	39.22	4,916	40.32	2017
6100 Merriweather		319,200	94%	7,833	35.86	8,084	37.01	2019
		1,701,564
Summerlin
Aristocrat	(d)	181,534	100%	—	—	—	—	2018
1700 Pavilion	(c)	265,898	50%	—	—	—	—	2022
One Summerlin		206,279	89%	7,242	41.02	7,507	42.52	2015
Two Summerlin		144,615	100%	5,380	37.20	5,578	38.57	2018
		798,326
Total		6,520,682
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2022, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2022, divided by the average occupied square feet.
(b)Effective Annual Rent includes base minimum rent and common area maintenance recovery revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.
(c)Creekside Park Medical Plaza was placed in service during the fourth quarter of 2022 and currently has no executed leases. 1700 Pavilion was placed in service during the fourth quarter of 2022 at 2% occupancy. As such, Annualized Base Rent and Effective Annual Rent are not yet applicable.
(d)These properties are build-to-suit projects entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.
(e)The Woodlands Towers at the Waterway includes 1201 Lake Robbins and 9950 Woodloch Forest.

HHC 2022 FORM 10-K | 26

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes certain metrics of the retail properties (does not include any retail square feet within our multi-family or office assets) within our Operating Assets segment as of December 31, 2022:

Retail Properties		Rentable Sq.Ft./Units	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Park West		72,976	97%	$1,516	$24.29	2019
Hughes Landing Retail		125,803	93%	3,825	35.64	2015
1701 Lake Robbins		12,376	100%	524	42.34	2014
20/25 Waterway Avenue		50,062	83%	1,565	37.64	2011
Waterway Garage Retail		21,513	100%	838	39.06	2011
2000 Woodlands Parkway		7,900	100%	255	32.25	2016
		290,630
Bridgeland
Lakeland Village Center at Bridgeland		67,947	84%	1,792	31.39	2016

Columbia
Columbia Regional Building		89,199	100%	2,741	30.72	2014
Merriweather District Area 3 Retail	(b)	10,700	100%	—	—	2020
		99,899
Summerlin
Downtown Summerlin	(c)	803,145	100%	24,227	30.78	2014 / 2015

Ward Village
Ward Village Retail - Pending Redevelopment		403,225	83%	7,673	22.88	2002
Ward Village - New or Renovated		499,883	91%	20,062	44.18	2012 - 2022
		903,108

Total		2,164,729
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2022, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2022, divided by the average occupied square feet.
(b)Merriweather District Area 3 Retail is entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.
(c)Excludes 381,767 square feet of anchors and 39,700 square feet of additional office space above our retail space.

HHC 2022 FORM 10-K | 27

PROPERTIES	Table of Contents Index to Financial Statements
The following tables summarize certain metrics of our multi-family Operating Assets as of December 31, 2022:

Multi-family Assets	Ownership %	# Units	Retail Sq. Ft.	% Units Leased	Average Monthly Rate	Average Monthly Rate Per Square Foot	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Park Apartments	100%	292	—	96%	$1,738	$1.77	2018
Creekside Park The Grove	100%	360	—	96%	1,852	1.88	2021
Millennium Six Pines Apartments	100%	314	—	95%	2,066	2.15	2016
Millennium Waterway Apartments	100%	393	—	96%	1,724	1.92	2012
One Lakes Edge	100%	390	22,971	94%	2,239	2.27	2015
Two Lakes Edge	100%	386	11,448	98%	2,844	2.85	2020
The Lane at Waterway	100%	163	—	96%	2,620	2.38	2020

Bridgeland
Lakeside Row	100%	312	—	96%	1,895	1.93	2019
Starling at Bridgeland	100%	358	—	35%	2,237	2.39	2022

Columbia
Juniper Apartments	100%	382	55,677	96%	2,204	2.47	2020
Marlow	100%	472	32,692	11%	2,070	2.65	2022
The Metropolitan Downtown Columbia	50%	380	13,591	90%	2,346	2.48	2015
m.flats/TEN.M	50%	437	28,026	94%	2,185	2.46	2018

Summerlin
Constellation Apartments	100%	124	—	95%	2,619	2.34	2017
Tanager Apartments	100%	267	—	94%	2,348	2.41	2019
Total		5,030	164,405

The following tables summarize certain metrics of our other Operating Assets as of December 31, 2022:

Other Assets	Ownership %	Asset Type	Sq. Ft. / Acres / Units / Spaces	% Leased	Year Built / Acquired / Last Renovated
The Woodlands
HHC 242 Self-Storage	100%	Storage	634 units	93%	2017
HHC 2978 Self-Storage	100%	Storage	730 units	92%	2017
Hughes Landing Daycare	100%	Daycare	10,000 sq. ft.	100%	2019
Houston Ground Leases	100%	Ground lease	N/A	N/A	Various
Stewart Title of Montgomery County, TX	50%	Title Company	N/A	N/A	—
Woodlands Sarofim #1	20%	Industrial	129,790 sq. ft.	86%	late 1980's
The Woodlands Warehouse	100%	Warehouse	125,801 sq. ft.	100%	2019

Summerlin
Hockey Ground Lease	100%	Ground lease	N/A	N/A	2017
Las Vegas Aviators	100%	Minor League Baseball Team	N/A	N/A	2017
Las Vegas Ballpark	100%	Ballpark	N/A	N/A	2019
Summerlin Hospital Medical Center	5%	Hospital	N/A	N/A	1997

Ward Village
Kewalo Basin Harbor	Ground Lease	Marina	55 acres	N/A	2019

Other
Parking Garages (a)	100%	Garage	6,748 spaces	N/A	Various
(a)Includes parking garages in The Woodlands, Columbia and Ward Village.

HHC 2022 FORM 10-K | 28

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes our Operating Assets segment lease expirations:

$ in thousands
Year	Number of Expiring Leases (a)	Total Square Feet Expiring	Total Annualized Base Rent Expiring	% of Total Annual Gross Rent Expiring
2023	106	454,752	$20,343	5.8%
2024	98	507,257	21,102	6.0%
2025	141	959,768	45,459	13.0%
2026	88	476,081	20,059	5.7%
2027	74	930,811	38,576	11.0%
2028	62	549,965	24,490	7.0%
2029	37	507,348	22,394	6.4%
2030	34	581,096	29,072	8.3%
2031	28	260,589	13,936	4.0%
2032	30	1,107,376	58,695	16.7%
2033+	66	1,318,070	56,586	16.1%
Total	764	7,653,113	$350,712	100.0%
(a)Excludes leases with an initial term of 12 months or less.

HHC 2022 FORM 10-K | 29

PROPERTIES	Table of Contents Index to Financial Statements

MASTER PLANNED COMMUNITIES

Our MPCs are located in and around Houston, Texas; Las Vegas, Nevada; Phoenix, Arizona; and Columbia, Maryland. The following table summarizes our MPCs as of December 31, 2022:

		Total Gross	Approx. No.	Remaining Saleable Acres		Average Price Per Acre (thousands) (b)		Projected Community Sell-Out Date		Average Cash Margin (c)
Community	Location	Acres (a)	Residents	Residential	Commercial	Residential	Commercial	Residential	Commercial	Residential
Bridgeland	Cypress, TX	11,506	20,000	2,179	1,157	$544	$679	2036	2045	87%
Columbia	Columbia, MD	16,450	112,000	—	96	—	580	N/A	2024 (f)	N/A
Summerlin	Las Vegas, NV	22,500	123,000	2,618	700	902	1,172	2043	2039	78%
Teravalis	Phoenix, AZ	33,810	—	17,770	9,578	332	204	2081	2081	88%
The Woodlands (d)	The Woodlands, TX	28,545	120,000	43	737	2,493	961	2025	2034	96%
The Woodlands Hills	Conroe, TX	2,055	2,375	736	167	333	531	2030	2030	86%
Total		114,866	377,375	23,346	12,435

Floreo (e)	Phoenix, AZ	3,029	—	1,230	337	305	173	2034	2035	61%
(a)Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas such as roads, parks and recreation areas, conservation areas and parcels acquired during the year.
(b)Average Price Per Acre is the uninflated weighted-average land value per acre which reflects current market values being attained by the Company, or at new projects, is based on third-party market data.
(c)Average Cash Margin represents the total projected cash profit (total projected cash sales minus remaining projected cash development expenditures), divided by total projected cash sales. It is calculated based on future revenues and future projected non-reimbursable development costs, capitalized overhead, capitalized taxes and capitalized interest.
(d)The Woodlands residential land development is nearing completion. The remaining saleable residential acreage includes land in Aria Isle, an exclusive gated community.
(e)The Company owns a 50% interest in this unconsolidated venture, however the data above is presented at 100%. See below for additional details.
(f)Columbia land development is complete. The sale of remaining land and/or development of additional commercial assets will occur as the market dictates.

The Summit

Within our Summerlin MPC, an exclusive luxury community named The Summit is being developed and managed through a joint venture with Discovery Land Company (Discovery), a leading developer of luxury communities and private clubs. The original 555-acre community is nearing completion and consists of approximately 270 homes including 32 condominiums. In 2022, the Company contributed an additional 54 acres to The Summit adjacent to the existing Summit community to develop approximately 28 custom home sites. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further details.

Floreo

Floreo, the first village to be developed in our recently acquired Teravalis MPC, will be developed and managed through a 50% joint venture. The 3,029-acre village is located in the greater Phoenix, Arizona area and is expected to consist of approximately 5,000 residential lots, commercial sites, as well as a planned business park. Land sales are expected to commence at Floreo in the second half of 2023 subject to market conditions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further details.

HHC 2022 FORM 10-K | 30

PROPERTIES	Table of Contents Index to Financial Statements

Seaport

The Seaport, located on the East River in Lower Manhattan, encompasses several city blocks (inclusive of Historic Area/Uplands, Pier 17, Tin Building and the 250 Water Street development) and totals approximately 473,000 square feet of innovative culinary, entertainment and cultural experiences.

The following table summarizes certain metrics of the Seaport as of December 31, 2022:

$ in thousands		Landlord Operations (a)	Landlord Operations - Multi-family (b)			Managed Businesses (c)	Tin Building (d)	Events and Sponsorships (e)	Total
Rentable Sq. Ft. / Units
Total Sq. Ft. / units		346,136	13,000	/	21	51,606	53,783	21,077
Leased Sq. Ft. / units	(f)	195,201	—	/	21	50,970	53,783	21,077
% Leased or occupied	(f)	56%	—%	/	100%	99%	100%	100%

Development
Development costs incurred	(g)	$ 564,791	$ —			$ —	$ 195,524	$ —	$760,315
Estimated total costs (excl. land)	(g)	594,368	—			—	204,870	—	799,238
(a)Landlord Operations represents physical real estate in the Historic District and Pier 17 developed and owned by HHC and leased to third parties.
(b)Landlord Operations - Multi-family represents 85 South Street which includes base-level retail in addition to residential units.
(c)Managed Businesses represents retail and food and beverage businesses in the Historic District and Pier 17 that HHC owns, either wholly or through joint ventures, and operates, including through license and management agreements.
(d)The Company owns 100% of the Tin Building which was completed and placed in service during the third quarter of 2022. The Company leased 100% of the space to the Tin Building by Jean-Georges joint venture, in which the Company has an equity ownership interest.
(e)Events and Sponsorships includes private events, catering, sponsorships, concert series and other rooftop activities.
(f)The square footage and percent leased for Landlord Operations includes agreements with terms of less than one year.
(g)Development costs incurred and Estimated total costs (excl. land) are shown net of insurance proceeds of approximately $64.7 million.

HHC 2022 FORM 10-K | 31

PROPERTIES	Table of Contents Index to Financial Statements

STRATEGIC DEVELOPMENTS

We continue to plan, develop and hold or seek development rights for unique properties primarily in Ward Village, The Woodlands, Bridgeland, Summerlin, Columbia and Teravalis. We continue to execute our strategic plans for developing several of these assets with construction either actively underway or pending. Strategic Developments are transferred into our Operating Assets segment when the asset is placed in service.

The following table summarizes our Strategic Developments projects as of December 31, 2022:

$ in thousands	Location	Size / GLA (a)	Size (Acres)	Total Estimated Cost	Construction Start	Estimated Completion	Estimated Stabilization Date
Strategic Developments Under Construction
Columbia
South Lake Medical Office Building	Columbia, MD	86,000 sq ft	2	$44,833	Q3 2022	2024	2027
Bridgeland
Wingspan	Cypress, TX	263 units	29	86,548	Q2 2022	2024	2026
Summerlin
Tanager Echo	Las Vegas, NV	294 units	3	86,853	Q2 2021	Q2 2023	2026
Summerlin South Office	Las Vegas, NV	147,000 sq ft	9	53,942	Q4 2022	Q4 2023	2026
Ward Village
Under Construction
The Park Ward Village	Honolulu, HI	545 units / 26,800 sq ft	3	620,065	Q4 2022	2025	N/A
Victoria Place	Honolulu, HI	349 units	2	503,271	Q1 2021	2024	N/A
Completed (b)
‘A‘ali‘i	Honolulu, HI	750 units / 11,175 sq ft	2	394,908	Q4 2018	Completed	N/A
Kō'ula	Honolulu, HI	565 units / 36,854 sq ft	2	487,039	Q3 2019	Completed	N/A
Completed and Sold Out
Ae‘o	Honolulu, HI	465 units / 70,800 sq ft	3	430,737	Q1 2016	Completed	N/A
Anaha	Honolulu, HI	317 units / 16,048 sq ft	2	403,974	Q4 2014	Completed	N/A
Ke Kilohana	Honolulu, HI	423 units / 28,386 sq ft	1	218,406	Q4 2016	Completed	N/A
Waiea	Honolulu, HI	177 units / 7,716 sq ft	2	598,664	Q2 2014	Completed	N/A

Future Strategic Developments Rights or Pending Construction
Columbia
Lakefront District (c)	Columbia, MD	1,914,000 sq ft
Summerlin
80% Interest in Fashion Show Air Rights	Las Vegas, NV	—	—
Ward Village
Kalae	Honolulu, HI	329 units / 2,000 sq ft	3
Ulana Ward Village	Honolulu, HI	696 units / 32,100 sq ft	5
Other
West End Alexandria (d)	Alexandria, VA	—	41
Commercial Land
The Woodlands
The Woodlands Commercial Land (e)	The Woodlands, TX	—	13
Columbia
Merriweather District (e)	Columbia, MD	—	15
Ward
Ward Commercial Land (e)	Honolulu, HI	—	9
(a)For condominium units, single-family and multi-family assets, square feet represents ground floor retail space whereas units represents residential units for sale or rent.
(b)There are 31 units remaining to be sold at ‘A‘ali‘i and 15 units remaining to be sold at the newly completed Kō‘ula.
(c)Represents remaining square footage approved for new mixed-use development in the Lakefront District which will include office, retail and residential assets.
(d)Represents acreage owned through a joint venture.
(e)Represents land acquired or transferred to the Strategic Developments segment for future development, excluding acreage related to assets that are now in service in our Operating Assets segment or related to completed or under construction condominium towers.
HHC 2022 FORM 10-K | 32

OTHER INFORMATION	Table of Contents Index to Financial Statements
Item 3.  Legal Proceedings

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2022, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position or our results of operations. See Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further discussion.

Item 4.  Mine Safety Disclosure

Not applicable.

HHC 2022 FORM 10-K | 33

OTHER INFORMATION	Table of Contents Index to Financial Statements

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange (the NYSE) under the symbol HHC. No dividends have been declared or paid in 2022 or 2021. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

NUMBER OF HOLDERS OF RECORD

As of February 20, 2023, there were 1,236 stockholders of record of our common stock.

PERFORMANCE GRAPH

The following performance graph compares the yearly dollar change in the cumulative total stockholder return on our common stock with the cumulative total returns of the NYSE Composite Index, MSCI US REIT Index and the S&P 500 Real Estate Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2022. The graph was prepared based on the assumption that dividends have been reinvested subsequent to the initial investment. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

HHC 2022 FORM 10-K | 34

OTHER INFORMATION	Table of Contents Index to Financial Statements

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following sets forth information with respect to the equity compensation plans available to employees and directors of the Company at December 31, 2022:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	2,312,347	$122.73	948,606
Equity compensation plans not approved by security holders	—	$—	—
Total	2,312,347	$122.73	948,606
(1)The amounts shown in columns (a) of the above table do not include 353,463 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2020 Equity Incentive Plan and its predecessor, the Amended and Restated 2010 Incentive Plan (2010 Incentive Plan), as further described in Note 11 - Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
(2)Reflects stock option grants under the Company’s 2020 Equity Incentive Plan and the 2010 Incentive Plan. Column (a) also includes the warrants held by Messrs. Weinreb and Herlitz, as further described in Note 13 - Warrants in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

In March 2022, the Board authorized an additional share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During 2022, the Company repurchased 2,704,228 shares of its common stock under this program for approximately $235.0 million at an average price of $86.90 per share. All purchases were funded with cash on hand.

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the fourth quarter of 2022:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1-31, 2022	129	$58.44	—	$15,009,600
November 1-30, 2022	5,893	$66.75	—	$15,009,600
December 1-31, 2022	11,869	$76.42	—	$15,009,600
Total	17,891	$73.11	—
(a)During the fourth quarter of 2022, 17,891 shares were repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans. For additional information, see Note 11 - Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 6.  [Reserved]
HHC 2022 FORM 10-K | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents Index to Financial Statements
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. These factors and others not currently known to us could cause our financial results in 2022 and subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

This section of our Form 10-K discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of 2020 and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report Form 10-K for the year ended December 31, 2021.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) have the same meanings as in such Notes.

HHC 2022 FORM 10-K | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

OVERVIEW

General Overview Please refer to Item 1. Business for a general discussion of our business strategy, competitive strengths and a general description of the assets contained in our four business segments and Item 2. Properties for details regarding the asset type, size, location and key metrics about our various properties.

We are primarily focused on creating shareholder value by increasing our per-share net asset value. Often, the nature of our business results in short-term volatility in our net income due to the timing of MPC land sales, recognition of condominium revenue and operating business pre-opening expenses.

2022 Results During 2022, we maintained positive momentum and successfully navigated challenging market dynamics to deliver solid financial results which met or exceeded our 2022 guidance expectations in every segment. This strong performance is a testament to our premier communities and best-in-class assets, further highlighting the strength of our unique business model.

MPCs delivered exceptional results despite significant reductions in new home sales across our communities. Excluding reduced equity earnings, primarily from The Summit which had limited remaining inventory due to its past sales success, MPC earnings before taxes (EBT) increased 11% year over year, driven by solid land sales, high residential prices per acre and increased builder price participation revenue.

Operating Assets delivered 9% year-over-year net operating income (NOI) growth—excluding dispositions—even considering market and recessionary challenges throughout the year. This improvement was led by multi-family, where new developments and strong rent growth contributed to significant increases in NOI. In office, we made considerable progress with the lease-up of our towers, executing approximately 510,000 square feet of new or expanded leases during the year which will provide meaningful NOI growth in the coming years.

Ward Village had another strong year, closing on more than 600 condo units and contracting to sell nearly 1,000 condo units in future towers. During the year, we completed construction on Kō‘ula, made significant progress on the construction of Victoria Place, and commenced construction on The Park Ward Village. We also launched presales at Ulana Ward Village, a designated workforce housing tower, and at Kalae, which has been met with exceptional demand.

The Seaport continued to improve throughout 2022 with a nearly 50% year-over-year increase in foot traffic which contributed to improved demand at our managed restaurants and our most successful summer concert series to date. In addition, the grand opening of the Tin Building by Jean-Georges in the third quarter of 2022 was met with strong demand and positive culinary reviews.

2023 Outlook Proceeding into 2023, we maintain a positive long-term outlook for our businesses, although ongoing market uncertainty is expected to contribute to reduced residential land sales and relatively flat Operating Assets NOI in 2023. Despite these near-term challenges, HHC is well-positioned for growth in the years ahead with its substantial landbank in highly desirable master planned communities, exceptional portfolio of assets and significant pipeline of future commercial development. With the significant financing activity completed in 2022 and early 2023, we are well positioned to advance new developments in our communities.

MPC EBT is projected to be comparable to earnings generated on average during 2017 and 2018, prior to a period of outsized land and home sales in Summerlin, Bridgeland, and The Woodlands Hills during the COVID-19 pandemic. Since mid-2022, a slowing housing market, which has been largely driven by a rise in mortgage rates and shrinking home affordability, has softened new home sales and homebuilder demand for new acreage in the near-term. As a result, we expect 2023 MPC EBT to decline as compared to 2022.

Operating Assets NOI is projected to benefit from multi-family rent growth and new developments in Bridgeland, Downtown Columbia, and Summerlin encompassing nearly 1,400 units. The office portfolio is expected to benefit from leasing momentum experienced throughout 2022, but free rent periods on many of the new leases and the impact of tenant vacancies during 2022 will likely result in a modest year-over-year decline in office NOI. Overall, excluding the impact of divested retail assets in the prior year, Operating Assets NOI is expected to be relatively flat compared to 2022.

Projected revenue from condominium closings in 2023 is expected to decrease, as our next major condominium project, Victoria Place, is not scheduled to be completed until early 2024. Projected condominium sales for 2023 will be driven by the closing of our remaining completed units at ‘A‘ali‘i and Kō‘ula. As of December 31, 2022, ‘A‘ali‘i was 96% sold and Kō‘ula was 97% sold.

HHC 2022 FORM 10-K | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

2022 Highlights

Total Company
–Net income attributable to common stockholders increased to $184.5 million, or $3.65 per diluted share, for the year ended December 31, 2022, compared to income of $56.1 million, or $1.03 per diluted share, for the year ended December 31, 2021.
–We continue to maintain a strong liquidity position with $626.7 million of cash and cash equivalents and available capacity of $200 million on the Secured Bridgeland Notes as of December 31, 2022, with limited near-term debt maturities.
–During 2022, we completed the sale of three retail properties, Outlet Collection at Riverwalk, Lake Woodlands Crossing and Creekside Village Green, as well as our interest in the 110 North Wacker office property, for total net proceeds of $215.9 million.

Operating Assets
–Operating Assets NOI totaled $225.8 million in 2022, a $7.1 million increase compared to $218.7 million in the prior year. Excluding the impact of dispositions in 2021 and 2022, Operating Assets NOI increased $13.7 million compared to the prior-year period.
–Multi-family NOI increased $12.7 million primarily due to rent growth and strong lease-up of our new developments in The Woodlands and Downtown Columbia, including Creekside Park The Grove, Two Lakes Edge, The Lane at Waterway and Juniper Apartments.
–Office NOI increased $1.4 million, primarily related to the continued lease-up at 9950 Woodloch Forest and the expiration of rent abatements at 9950 Woodloch Forest, 6100 Merriweather and 8770 New Trails. These increases were partially offset by decreases at The Woodlands and Columbia properties due to expiration of leases. In 2022, the Company executed 510,000 square feet of new or expanded office leases including 253,000 square feet in The Woodlands, 155,000 square feet in Downtown Columbia and 102,000 square feet in Summerlin.
–NOI related to our Retail and Other properties remained relatively flat in 2022 compared to the prior year.

MPC
–MPC EBT totaled $283.0 million in 2022, a $33.6 million decrease compared to $316.6 million in the prior year.
–The decrease in EBT was primarily due to lower equity earnings of $60.8 million, primarily related to limited supply of land inventory at The Summit, partially offset by higher builder price participation, primarily at Summerlin. Excluding the impact of the decrease in equity earnings, MPC EBT increased $27.2 million compared to the prior-year period.
–The average price per acre of residential land sold increased 32% to $768,000 per acre, a full-year record for HHC.
–Builder price participation totaled $71.8 million in 2022, a $26.6 million increase compared to $45.1 million in the prior year.
–During 2022, JDM Member exercised options to repurchase a 12.0% ownership interest in Teravalis, resulting in an 88.0% member equity interest for the Company.

Seaport
–Seaport generated negative NOI of $9.8 million, representing a $7.8 million improvement compared to the prior year, primarily as a result of an earlier launch of the summer concert series and additional concerts scheduled in 2022 compared to 2021, increased demand at our managed restaurants, increased private event activity and rental revenue related to the Tin Building landlord operations. Seaport NOI excludes equity losses of $36.2 million in 2022, related to pre-opening costs and initial operating losses for the Tin Building by Jean-Georges managed business.

Strategic Developments
–Strategic Developments EBT totaled $190.2 million in 2022, a $106.5 million increase compared to $83.8 million in the prior year.
–The increase in EBT was primarily due to an increase in net condominium sales of $74.4 million driven by timing and mix of condominium closings.
–We closed on 607 units during the year ended December 31, 2022, including 549 units at Kō‘ula, which was completed in the third quarter of 2022, 56 units at ‘A‘ali‘i and the final 2 units at Waiea.
–During 2022, we achieved 100% presold status at Victoria Place and 100% sold status at Waiea.
–The Park Ward Village, our eighth condominium project at Ward Village, began public presales in July 2021 and began construction in December 2022. As of December 31, 2022, we have entered into contracts for 501 units, representing 91.9% of total units.
HHC 2022 FORM 10-K | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements
–Ulana Ward Village, our ninth condominium project, was announced in 2021, with all units designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. As of December 31, 2022, we have entered into contracts for 676 units, representing 97.1% of total units. Construction began at Ulana Ward Village in January 2023.
–Kalae, our tenth condominium project, began public presales in September 2022 and as of December 31, 2022, we have entered into contracts for 240 units, representing 72.9% of total units.
–We placed the following assets in service upon substantial completion of construction in 2022: (i) Memorial Hermann Medical Office Building, a medical office property in The Woodlands; (ii) 1700 Pavilion, an office property in Summerlin; (iii) Marlow, a multi-family property in Columbia; (iv) Starling at Bridgeland, a multi-family property in Bridgeland; (v) Creekside Park Medical Plaza, a medical office property in The Woodlands; and (vi) Kō‘ula Retail, a retail property in Ward Village. These assets placed in service represent 830 multi-family units and 388,000 square feet of office and retail space.
–We began construction on the following assets in 2022: (i) South Lake Medical Office Building, a medical office property in Columbia; (ii) The Park Ward Village, our eighth condominium project in Ward Village; (iii) Summerlin South Office, an office property in Summerlin; and (iv) Wingspan, a single-family rental community in Bridgeland. These assets under construction represent 263 single-family units, 545 condominium units and 259,800 square feet of office and retail space.

Corporate
–Net expenses related to Corporate income, expenses and other items remained relatively flat compared to the prior-year period as the nonrecurring loss on extinguishment of debt in 2021 and lower net interest expense was offset by an increase in income tax expense.

Capital and Financing Activities
–In 2022, our financing activity included new borrowings of $899.2 million (excluding undrawn amounts on new construction loans), draws on existing mortgages of $336.7 million, and repayments on mortgages and credit facility of $1.1 billion. For additional information refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
–In the first quarter of 2022, the Company repurchased $153.4 million of its common stock, completing all authorized share repurchases under a $250.0 million share repurchase program approved in 2021. In March 2022, the Board authorized an additional $250.0 million of share repurchases. Under this program, the Company has repurchased approximately $235.0 million as of December 31, 2022.

HHC 2022 FORM 10-K | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

Earnings Before Taxes

In addition to the required presentations using accounting principles generally accepted in the United States (GAAP), we use certain non-GAAP performance measures, as we believe these measures improve the understanding of our operational results and make comparisons of operating results among peer companies more meaningful. Management continually evaluates the usefulness, relevance, limitations and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

Because our four segments, Operating Assets, MPC, Seaport and Strategic Developments, are managed separately, we use different operating measures to assess operating results and allocate resources among them. The one common operating measure used to assess operating results for our business segments is EBT. EBT, as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion herein at Corporate income, expenses and other items for further details. We present EBT for each segment because we use this measure, among others, internally to assess the core operating performance of our assets.

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:
–cash expenditures, or future requirements for capital expenditures or contractual commitments
–corporate general and administrative expenses
–interest expense on our corporate debt
–income taxes that we may be required to pay
–any cash requirements for replacement of fully depreciated or amortized assets
–limitations on, or costs related to, the transfer of earnings from our unconsolidated ventures to us

A reconciliation between EBT and Net income is presented below:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Year ended December 31, 2022
Total revenues	$431,834	$408,365	$88,468	$679,763	$1,608,430
Total operating expenses	(194,496)	(173,905)	(104,393)	(504,036)	(976,830)
Segment operating income (loss)	237,338	234,460	(15,925)	175,727	631,600
Depreciation and amortization	(154,626)	(394)	(36,338)	(5,319)	(196,677)
Interest income (expense), net	(89,959)	50,305	3,902	17,073	(18,679)
Other income (loss), net	(1,140)	23	245	1,799	927
Equity in earnings (losses) from unconsolidated ventures	22,263	(1,407)	(36,273)	868	(14,549)
Gain (loss) on sale or disposal of real estate and other assets, net	29,588	—	—	90	29,678
Gain (loss) on extinguishment of debt	(2,230)	—	—	—	(2,230)
Segment EBT	$41,234	$282,987	$(84,389)	$190,238	$430,070
Corporate income, expenses and other items					(245,434)
Net income (loss)					184,636
Net (income) loss attributable to noncontrolling interests					(103)
Net income (loss) attributable to common stockholders					$184,533

HHC 2022 FORM 10-K | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Year Ended December 31, 2021
Total revenues	$442,698	$409,746	$55,008	$520,109	$1,427,561
Total operating expenses	(209,020)	(193,851)	(77,198)	(436,698)	(916,767)
Segment operating income (loss)	233,678	215,895	(22,190)	83,411	510,794
Depreciation and amortization	(163,031)	(366)	(30,867)	(6,512)	(200,776)
Interest income (expense), net	(75,391)	42,683	357	3,701	(28,650)
Other income (loss), net	(10,746)	—	(3,730)	2,536	(11,940)
Equity in earnings (losses) from unconsolidated ventures	(67,042)	59,399	(1,988)	(221)	(9,852)
Gain (loss) on sale or disposal of real estate and other assets, net	39,168	—	—	13,911	53,079
Gain (loss) on extinguishment of debt	(1,926)	(1,004)	—	—	(2,930)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(45,290)	$316,607	$(58,418)	$83,758	$296,657
Corporate income, expenses and other items					(247,733)
Net income (loss)					48,924
Net (income) loss attributable to noncontrolling interests					7,176
Net income (loss) attributable to common stockholders					$56,100
(a)Total revenues includes hospitality revenues of $35.6 million for the year ended December 31, 2021. Total operating expenses includes hospitality operating costs of $30.5 million for the year ended December 31, 2021. In September 2021, the Company completed the sale of its three hospitality properties.
HHC 2022 FORM 10-K | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

RESULTS OF OPERATIONS

See sections below for detailed discussion of our operating results by segment.

Operating Assets

Segment EBT The following table presents segment EBT for Operating Assets for the years ended December 31:

Operating Assets Segment EBT			2022-2021
thousands	2022	2021	$ Change
Rental revenue	$379,693	$360,830	$18,863
Other land, rental and property revenues	52,141	81,868	(29,727)
Total revenues	431,834	442,698	(10,864)

Operating costs	(141,678)	(158,994)	17,316
Rental property real estate taxes	(52,096)	(50,661)	(1,435)
(Provision for) recovery of doubtful accounts	(722)	635	(1,357)
Total operating expenses	(194,496)	(209,020)	14,524
Segment operating income (loss)	237,338	233,678	3,660
Depreciation and amortization	(154,626)	(163,031)	8,405
Interest income (expense), net	(89,959)	(75,391)	(14,568)
Other income (loss), net	(1,140)	(10,746)	9,606
Equity in earnings (losses) from unconsolidated ventures	22,263	(67,042)	89,305
Gain (loss) on sale or disposal of real estate and other assets, net	29,588	39,168	(9,580)
Gain (loss) on extinguishment of debt	(2,230)	(1,926)	(304)
Segment EBT	$41,234	$(45,290)	$86,524

Operating Assets segment EBT increased $86.5 million compared to the prior-year period primarily due to the following:
–Equity earnings increased $89.3 million primarily driven by the impact of the sale of 110 North Wacker in the first quarter of 2022. This increase is due to losses incurred at 110 North Wacker in 2021 during the lease-up period that were not recurring in 2022, as well as the recognition of income upon the sale in 2022, primarily due to the release of our share of accumulated other comprehensive income related to 110 North Wacker’s derivative instruments.
–Total revenues, net of operating costs increased $6.5 million due to an increase of $11.3 million primarily driven by the stabilization of our newer multi-family properties in The Woodlands and Columbia, partially offset by a decrease of $4.8 million related to the sale of our hospitality properties in the third quarter of 2021.
–Other loss decreased $9.6 million due to a nonrecurring $10.0 million loss incurred in February 2021 on the settlement of the rate-lock agreement upon repayment of our outstanding loans for 1201 Lake Robbins and The Woodlands Warehouse.
–Depreciation and amortization decreased $7.1 million and interest expense decreased $3.9 million as a result of the sale of our hospitality properties in the third quarter of 2021.

These increases to EBT were partially offset by the following:
–Interest expense increased $18.5 million, excluding the impact of the sale of the hospitality assets referenced above, primarily due to financing activity for our operating assets in 2022, as well as increased interest costs associated with variable-rate debt.
–Gain on asset sales decreased $9.6 million as the combined gain on the sales of Creekside Park Village, Lake Woodlands Crossing and the Outlet Collection at Riverwalk in 2022, was lower than the gain on the sale of the hospitality properties in 2021.

HHC 2022 FORM 10-K | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Net Operating Income We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other income (loss); amortization; depreciation; development-related marketing costs; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings from unconsolidated ventures. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

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

Operating Assets NOI			2022-2021
thousands	2022	2021	$ Change
Total Operating Assets segment EBT	$41,234	$(45,290)	$86,524
Add back:
Depreciation and amortization	154,626	163,031	(8,405)
Interest (income) expense, net	89,959	75,391	14,568
Equity in (earnings) losses from unconsolidated ventures	(22,263)	67,042	(89,305)
(Gain) loss on sale or disposal of real estate and other assets, net	(29,588)	(39,168)	9,580
(Gain) loss on extinguishment of debt	2,230	1,926	304
Impact of straight-line rent	(11,241)	(14,715)	3,474
Other	827	10,449	(9,622)
Operating Assets NOI	$225,784	$218,666	$7,118

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type			2022-2021
thousands	2022	2021	$ Change
Office	$111,210	$109,838	$1,372
Retail	51,525	52,448	(923)
Multi-family	45,564	32,895	12,669
Other	14,067	13,492	575
Dispositions	3,418	9,993	(6,575)
Operating Assets NOI	$225,784	$218,666	$7,118

Operating Assets NOI increased $7.1 million compared to the prior-year period primarily due to the following:
–Multi-family NOI increased $12.7 million driven by rent growth and strong lease-up of our new developments in The Woodlands and Downtown Columbia, including Creekside Park The Grove, Two Lakes Edge, The Lane at Waterway and Juniper Apartments.
–Office NOI increased $1.4 million primarily due to the continued lease-up at 9950 Woodloch Forest and the expiration of rent abatements at 9950 Woodloch Forest, 6100 Merriweather and 8770 New Trails. These increases were partially offset by decreases at The Woodlands and Columbia properties due to expiration of leases.
–These increases were partially offset by a $6.6 million decrease due to the sale of our hospitality properties in The Woodlands in the third quarter of 2021 and the Outlet Collection at Riverwalk in the second quarter of 2022.

HHC 2022 FORM 10-K | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC for the years ended December 31:

MPC Segment EBT			2022-2021
thousands	2022	2021	$ Change
Master Planned Community land sales (a)	$316,065	$346,217	$(30,152)
Other land, rental and property revenues	20,539	18,391	2,148
Builder price participation (b)	71,761	45,138	26,623
Total revenues	408,365	409,746	(1,381)

Master Planned Communities cost of sales	(119,466)	(153,630)	34,164
Operating costs	(54,439)	(40,221)	(14,218)
Total operating expenses	(173,905)	(193,851)	19,946
Segment operating income (loss)	234,460	215,895	18,565
Depreciation and amortization	(394)	(366)	(28)
Interest income (expense), net	50,305	42,683	7,622
Other income (loss), net	23	—	23
Equity in earnings (losses) from unconsolidated ventures	(1,407)	59,399	(60,806)
Gain (loss) on extinguishment of debt	—	(1,004)	1,004
Segment EBT	$282,987	$316,607	$(33,620)
(a)MPC land sales include deferred revenue from land sales closed in a previous period that met criteria for recognition in the current period and excludes amounts deferred from current period land sales that do not yet meet the recognition criteria.
(b)Builder price participation revenue is earned when a developer that acquired land from HHC develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between HHC and the developer at the time of closing on the sale of the home based on a previously agreed-upon percentage. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments.

The following table presents segment EBT by MPC for the years ended December 31:

MPC Segment EBT by MPC			2022-2021
thousands	2022	2021	$ Change
Bridgeland	$94,913	$67,187	$27,726
Summerlin	179,063	245,674	(66,611)
Teravalis (a)	(1,977)	(11)	(1,966)
The Woodlands	(4,406)	(11,703)	7,297
The Woodlands Hills	17,690	16,405	1,285
Columbia	(2,296)	(945)	(1,351)
Segment EBT	$282,987	$316,607	$(33,620)

Floreo (b)	$(2,848)	$(16)	$(2,832)
(a)As of December 31, 2022, the Company owns an 88.0% interest and consolidates Teravalis. For additional detail, refer to Note 3 - Acquisitions and Dispositions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
(b)These amounts represent 100% of Floreo EBT. The Company owns a 50% interest in Floreo. Refer to Note 2 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for a description of the joint venture and further discussion.

HHC 2022 FORM 10-K | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC Segment EBT decreased $33.6 million compared to the prior-year period primarily due to lower equity earnings of $60.8 million, primarily related to The Summit, partially offset by higher builder price participation of $26.6 million across all MPCs. Excluding the impact of the decrease in equity earnings, MPC EBT increased $27.2 million compared to the prior-year period.

Summerlin EBT decreased $66.6 million compared to the prior period.
–Equity earnings at The Summit decreased $59.4 million primarily related to lower sales in 2022 as a result of limited available Phase I inventory and an increase in projected amenity and completion costs recognized in 2022, partially offset by the gain recognized on the contribution of Phase II land in 2022.
–MPC sales, net of MPC cost of sales decreased $27.4 million primarily due to the following activity.
–decrease in superpad acres sold partially offset by an increase in price per acre, with 94.6 acres sold at an average price of $1.1 million per acre in 2022, compared to 310.9 acres sold at an average price of $656,000 per acre in 2021
–decrease in custom lots sold, with 4 lots sold with an average price of $2.2 million in 2022, compared to 15 lots sold with an average price of $1.5 million in 2021
–increase in institutional acres sold, with 16.6 acres sold at an average price of $1.6 million per acre in 2022, compared to no institutional land sales in 2021
–Builder price participation increased $17.7 million due to more eligible home closings and higher home sale prices.

Bridgeland EBT increased $27.7 million compared to the prior period.
–MPC sales, net of MPC cost of sales increased $27.2 million primarily due to the following activity.
–increase in commercial acres sold, with 75.0 acres sold at an average price of $507,000 per acre in 2022, compared to no commercial land sales in 2021
–increase in residential price per acre, with 156.8 acres sold at an average price of $544,000 per acre in 2022, compared to 158.1 acres sold at an average price of $468,000 per acre in 2021

The Woodlands EBT increased $7.3 million compared to the prior period.
–MPC sales, net of MPC cost of sales increased $5.7 million primarily due to the following activity.
–increase in residential acres sold and price per acre, with 7.4 acres sold in Aria Isle, an exclusive gated community, at an average price of $3.0 million per acre in 2022, compared to 3.9 acres sold at an average price of $618,000 per acre in 2021
–decrease in commercial acres sold, with no commercial land sales in 2022, compared to 1.6 acres sold at an average price of $1.7 million per acre in 2021

The Woodlands Hills EBT increased $1.3 million compared to the prior period.
–MPC sales, net of MPC cost of sales decreased $1.5 million primarily due to the following activity.
–decrease in residential acres sold partially offset by an increase in price per acre, with 61.9 acres sold at an average price of $382,000 per acre in 2022, compared to 80.1 acres sold at an average price of $337,000 per acre in 2021
–increase in institutional acres sold, with 8.0 acres sold at an average price of $175,000 per acre in 2022, compared to no institutional land sales in 2021

MPC Equity Investments

The Summit
The Summit, our joint venture with Discovery, offers a mix of custom lots, single-family homes and clubhouse suites in our Summerlin MPC. The original 555-acre community (Phase I) is nearing completion and consists of approximately 270 homes including 32 condominiums. In 2022, the Company contributed an additional 54 acres (Phase II) to The Summit adjacent to the existing Summit community to develop approximately 28 custom home sites. We recognized equity earnings of $30.0 thousand in 2022 and $59.4 million in 2021. We received no cash distributions in 2022 and $114.2 million in 2021.

Floreo
Land development is currently underway at Floreo, our joint venture with Trillium Development Holding Company, LLC. Land sales are expected to begin in the second half of 2023.

For additional details on The Summit and Floreo, refer to Note 2 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

HHC 2022 FORM 10-K | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Residential and Commercial Land Sales The following tables detail our residential and commercial land sales for the years ended December 31:

	Summary of MPC Land Sales Closed
	Land Sales		Acres Sold		Average Price Per Acre
thousands	2022	2021	2022	2021	2022	2021
Residential Land Sales Closed
Bridgeland
Single family	$85,320	$73,999	156.8	158.1	$544	$468

Summerlin
Superpad sites	108,196	203,855	94.6	310.9	1,144	656
Custom lots	8,910	22,270	2.0	11.7	4,455	1,903

The Woodlands
Single family	21,864	2,412	7.4	3.9	2,955	618

The Woodlands Hills
Single family	23,659	26,956	61.9	80.1	382	337

Total residential land sales closed (a)	$247,949	$329,492	322.7	564.7	$768	$583

Commercial Land Sales Closed
Bridgeland
Commercial	$38,034	$—	75.0	—	$507	$—
Institutional	9,937	9,335	35.7	58.1	278	161

Summerlin
Commercial	—	4,250	—	6.3	—	675
Institutional	26,016	—	16.6	—	1,567	—

The Woodlands
Commercial	—	2,694	—	1.6	—	1,684
Institutional	—	827	—	1.5	—	551

The Woodlands Hills
Institutional	1,396	—	8.0	—	175	—

Total commercial land sales closed (a)	$75,383	$17,106	135.3	67.5	$557	$253
(a)Excludes revenues related to sales closed in a previous period and deferred for recognition that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales revenue for the years ended December 31, 2022 and 2021.

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue The following table reconciles Total residential and commercial land sales closed in the years ended December 31, 2022 and 2021, to Master Planned Community land sales for the respective periods. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

thousands	2022	2021
Total residential land sales closed	$247,949	$329,492
Total commercial land sales closed	75,383	17,106
Net recognized (deferred) revenue:
Bridgeland	(18,388)	(8,174)
The Woodlands Hills	(172)	—
Summerlin	3,248	(1,568)
Total net recognized (deferred) revenue	(15,312)	(9,742)
Special Improvement District revenue	8,045	9,361
Master Planned Community land sales	$316,065	$346,217

HHC 2022 FORM 10-K | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
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

	Net New Home Sales			Median Home Sales Price
thousands except percentages	2022	2021	2022-2021 % Change	2022	2021	2022-2021 % Change
Bridgeland	566	713	(20.6)%	$525	$463	13.4%
Summerlin	775	1,578	(50.9)%	722	628	15.0%
The Woodlands (a)	32	144	(77.8)%	1,285	750	71.3%
The Woodlands Hills	201	326	(38.3)%	429	368	16.6%
(a) New home sales in The Woodlands are not expected to be significant as residential land development is nearing completion.

MPC Net Contribution In addition to MPC segment EBT, MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle, and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from Special Improvement District (SID) bonds and Municipal Utility District (MUD) receivables, reduced by MPC development expenditures, land acquisitions and Equity in earnings from unconsolidated ventures, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

The following table sets forth the MPC Net Contribution for the years ended December 31:

			2022-2021
thousands	2022	2021	$ Change
MPC segment EBT	$282,987	$316,607	$(33,620)
Plus:
Master Planned Communities cost of sales	119,466	153,630	(34,164)
Depreciation and amortization	394	366	28
MUD and SID bonds collections, net (a)	131,126	46,460	84,666
Distributions from unconsolidated ventures	—	114,172	(114,172)
Less:
MPC development expenditures	(396,102)	(322,255)	(73,847)
MPC land acquisitions	—	(574,253)	574,253
Equity in (earnings) losses from unconsolidated ventures	1,407	(59,399)	60,806
MPC Net Contribution	$139,278	$(324,672)	$463,950
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net contribution increased for the year ended December 31, 2022, primarily due to no MPC land acquisitions in 2022. Excluding the impact of the acquisition of Teravalis in 2021, MPC Net Contribution decreased primarily due to a decrease in Distributions from unconsolidated ventures related to a large distribution received in 2021 representing the return of the Company’s initial capital contribution in accordance with The Summit LLC agreement and higher MPC development expenditures, partially offset by higher MUD and SID bond collections, net.

HHC 2022 FORM 10-K | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC Land Inventory The following table summarizes MPC land inventory activity:

thousands	Bridgeland	Columbia	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2020	$486,867	$16,625	$888,954	$—	$177,341	$117,732	$1,687,519
Acquisitions	—	—	—	569,541	4,712	—	574,253
Development expenditures (a)	142,556	—	156,433	—	5,448	17,818	322,255
MPC Cost of sales	(20,235)	—	(120,578)	—	(2,035)	(10,782)	(153,630)
MUD reimbursable costs (b)	(102,563)	—	—	—	(248)	(9,604)	(112,415)
Transfer to Strategic Developments	(1,617)	—	(1,700)	—	(892)	—	(4,209)
Investments in unconsolidated ventures	—	—	—	(59,000)	—	—	(59,000)
Other	15,145	—	8,615	—	3,092	1,143	27,995
Balance December 31, 2021	520,153	16,625	931,724	510,541	187,418	116,307	2,282,768
Acquisitions	—	—	—	—	—	—	—
Development expenditures (a)	189,752	—	161,540	195	14,844	29,771	396,102
MPC Cost of sales	(32,746)	—	(64,183)	—	(12,310)	(10,227)	(119,466)
MUD reimbursable costs (b)	(145,995)	—	—	—	(110)	(24,521)	(170,626)
Transfer to Strategic Developments	(777)	—	(12,424)	—	(4,433)	—	(17,634)
Other	8,537	—	(2,146)	33,810	(53)	234	40,382
Balance December 31, 2022	$538,924	$16,625	$1,014,511	$544,546	$185,356	$111,564	$2,411,526
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHC 2022 FORM 10-K | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Seaport

The Seaport is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport reaches its critical mass of offerings. Given the factors and uncertainties listed above, we do not currently provide guidance on our expected NOI yield or stabilization date for the Seaport. As we move closer to opening a critical mass of offerings at the Seaport, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

We primarily categorize the businesses in the Seaport segment into the following groups: Landlord Operations, Managed Businesses, the Tin Building and Events and Sponsorships.

Landlord Operations Landlord Operations represent physical real estate in the Historic District and Pier 17 that we have developed and own, and is inclusive of our office, retail and multi-family properties.

Managed Businesses Managed Businesses represent retail and food and beverage businesses in the Historic District and Pier 17 that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. These businesses include, among others, The Fulton, Mister Dips, Carne Mare, Malibu Farm and Ssäm Bar. The Fulton and Malibu Farm are managed by Creative Culinary Management Company, LLC (CCMC), a Jean-Georges company, and Mister Dips and Carne Mare are managed by Seaport F&B LLC, an Andrew Carmellini company. These management companies are responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations.

In March of 2022, the Company paid $45 million for a 25% interest in Jean-Georges Restaurants, which currently operates over 40 restaurant and hospitality offerings around the world. The Company also paid $10 million in exchange for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants. The Company reports its ownership interest in accordance with the equity method.

In 2023, we plan to expand our Managed Businesses portfolio with the launch of The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar and a wide variety of lawn games.

Tin Building The Tin Building includes both landlord operations and managed business. The Company owns 100% of the Tin Building which was completed and placed in service during the third quarter of 2022. The Company leased 100% of the space to the Tin Building by Jean-Georges joint venture, a managed business in which the Company has an equity ownership interest and reports its ownership interest in accordance with the equity method. The Tin Building by Jean-Georges had a soft opening in early August and a grand opening celebration in late September, with an expanded focus on experiences including in-person dining, retail shopping and delivery. Subsequent to the grand opening, operating hours were constrained due to labor shortages; however, during the fourth quarter of 2022, despite continued labor shortages, operating hours were extended to seven days a week. The Tin Building by Jean-Georges is managed by CCMC, a Jean-Georges company. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, HHC currently receives substantially all of the economic interest in the venture.

Events and Sponsorships Our events and sponsorships businesses include our concert series, event catering, private events and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with CCMC. The 2022 summer concert series, which began in May and ran through the end of October, included 60 shows, more than any previous year, and sold over 188,200 tickets, representing over 90% of available ticket inventory.

HHC 2022 FORM 10-K | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
250 Water Street In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that will include affordable and market-rate apartments, community-oriented spaces and office space. This project, which includes approximately 547,000 zoning square feet, presents a unique opportunity at the Seaport to redevelop this site into a vibrant mixed-use asset, provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. In May 2021, we received approval from the New York City Landmarks Preservation Commission (LPC) on our proposed design for the 250 Water Street site. HHC received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which will allow the necessary transfer of development rights to the parking lot site. Also in December 2021, an amendment to the Seaport ground lease was executed giving HHC extension options, at the discretion of HHC, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program is expected to be completed in 2023. Various lawsuits have been filed challenging the LPC’s approval of our development project. For additional information regarding these lawsuits, see Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Impact of COVID-19 In response to the COVID-19 pandemic, we closed the Seaport in March 2020 and cancelled our 2020 Seaport summer concert series. Many businesses were able to resume operations, on a limited basis, in the third quarter of 2020. Most restrictions were lifted in June of 2021; however, many businesses at the Seaport continued to operate at reduced levels through the third quarter of 2021, primarily due to labor shortages. All venues were open and operating at close to full capacity during the fourth quarter of 2021; however, operations were negatively impacted by the rise of the Omicron variant in the beginning of 2022 before returning to normal in March 2022. Throughout the second through fourth quarters of 2022, substantially all businesses were open and operating at close to full capacity.

Segment EBT The following table presents segment EBT for the Seaport for the years ended December 31:

Seaport Segment EBT			2022-2021
thousands	2022	2021	$ Change
Rental revenue	$19,410	$7,901	$11,509
Other land, rental and property revenues	69,058	47,107	21,951
Total revenues	88,468	55,008	33,460

Operating costs	(102,271)	(75,721)	(26,550)
Rental property real estate taxes	(885)	(1,322)	437
(Provision for) recovery of doubtful accounts	(1,237)	(155)	(1,082)
Total operating expenses	(104,393)	(77,198)	(27,195)
Segment operating income (loss)	(15,925)	(22,190)	6,265
Depreciation and amortization	(36,338)	(30,867)	(5,471)
Interest income (expense), net	3,902	357	3,545
Other income (loss), net	245	(3,730)	3,975
Equity in earnings (losses) from unconsolidated ventures	(36,273)	(1,988)	(34,285)
Segment EBT	$(84,389)	$(58,418)	$(25,971)

Seaport segment EBT loss increased $26.0 million compared to the prior-year period primarily due to the following:
–Equity losses increased $34.3 million primarily driven by pre-opening costs and initial operating losses for the Tin Building by Jean-Georges, which opened in the third quarter of 2022 with limited operating hours.
–This was partially offset by a $6.9 million increase in Total revenues, net of Operating costs driven by higher demand at our managed restaurants, a longer concert series, increased private events, and the opening of the Tin Building, which was completed and placed in service in the third quarter of 2022.

HHC 2022 FORM 10-K | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI			2022-2021
thousands	2022	2021	$ Change
Total Seaport segment EBT	$(84,389)	$(58,418)	$(25,971)
Add back:
Depreciation and amortization	36,338	30,867	5,471
Interest (income) expense, net	(3,902)	(357)	(3,545)
Equity in (earnings) losses from unconsolidated ventures	36,273	1,988	34,285
Impact of straight-line rent	456	1,632	(1,176)
Other (income) loss, net	5,456	6,725	(1,269)
Seaport NOI	$(9,768)	$(17,563)	$7,795

The Seaport, including Managed Businesses, Events and Sponsorships and the Tin Building, is approximately 68% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings and until the economy recovers from the economic impact of the COVID-19 pandemic.

The below table presents Seaport NOI by category:

Seaport NOI by Category			2022-2021
thousands	2022	2021	$ Change
Landlord Operations	$(15,702)	$(15,027)	$(675)
Landlord Operations - Multi-family	110	(5)	115
Managed Businesses	(85)	(1,057)	972
Tin Building	4,015	—	4,015
Events and Sponsorships	1,894	(1,474)	3,368
Seaport NOI	$(9,768)	$(17,563)	$7,795

Seaport NOI improved compared to the prior-year period, primarily as a result of an earlier launch of the summer concert series and additional concerts scheduled in 2022 compared to 2021, increased demand at our managed restaurants, increased private event activity and rental revenue related to the Tin Building landlord operations.

Tin Building in the table above represents NOI from our landlord business and, as defined, excludes the impact of the Company’s equity ownership interest in the Tin Building by Jean-Georges managed business, which had a loss of $36.2 million for the year ended December 31, 2022, driven by pre-opening costs and initial operating losses. Combined NOI related to the Tin Building landlord operations and the Company’s share of NOI related to the Tin Building by Jean-Georges was a loss of $32.2 million for the year ended December 31, 2022.

HHC 2022 FORM 10-K | 51

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

Segment EBT The following table presents segment EBT for Strategic Developments for the years ended December 31:

Strategic Developments Segment EBT			2022-2021
thousands	2022	2021	$ Change
Condominium rights and unit sales	$677,078	$514,597	$162,481
Rental revenue	—	319	(319)
Other land, rental and property revenues	2,685	5,193	(2,508)
Total revenues	679,763	520,109	159,654

Condominium rights and unit cost of sales	(483,983)	(414,199)	(69,784)
Operating costs	(19,001)	(19,063)	62
Real estate taxes	(1,052)	(3,415)	2,363
(Provision for) recovery of doubtful accounts	—	(21)	21
Total operating expenses	(504,036)	(436,698)	(67,338)
Segment operating income (loss)	175,727	83,411	92,316
Depreciation and amortization	(5,319)	(6,512)	1,193
Interest income (expense), net	17,073	3,701	13,372
Other income (loss), net	1,799	2,536	(737)
Equity in earnings (losses) from unconsolidated ventures	868	(221)	1,089
Gain (loss) on sale or disposal of real estate and other assets, net	90	13,911	(13,821)
Provision for impairment	—	(13,068)	13,068
Segment EBT	$190,238	$83,758	$106,480

Strategic Developments segment EBT increased $106.5 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales increased $74.4 million, excluding the change in remediation cost of $18.3 million discussed below, driven by the timing and mix of condominium closings. The Company closed on 607 units at a higher average profit in 2022, including 549 units at Kō‘ula which was completed in the third quarter of 2022, 56 units at ‘A‘ali‘i and the final 2 units at Waiea, compared to 670 units in 2021.
–Condominium cost of sales also decreased $18.3 million due to charges related to the defect remediation accrual at Waiea. We charged $2.7 million in 2022, related to additional anticipated costs, compared to charges of $21.0 million in 2021.
–Provision for impairment decreased $13.1 million due to the impairment of Century Park in 2021, compared to no strategic asset impairments in 2022.
–Interest income increased $13.4 million primarily due to the change in value related to the derivative instruments associated with 1700 Pavilion and Tanager Echo.

These increases in EBT were partially offset by the following:
–Gain on asset sales decreased $13.8 million driven by the sales of Monarch City and Century Park in 2021, compared to no strategic asset sales in 2022.

HHC 2022 FORM 10-K | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Strategic Developments Projects The following describes the status of our major construction projects and announced Strategic Developments projects as of December 31, 2022.

Columbia

Downtown Columbia The Master Plan and zoning for Downtown Columbia, as amended in 2017, allows for a total of approximately 14,000,000 square feet for all of Downtown Columbia. Upon completion, the redevelopment of Downtown Columbia will include three neighborhoods, Lakefront District, Merriweather District and Central District, and will feature residential, office, hotel, retail, cultural and public uses including public parks and trails. The majority of the properties will be developed on raw land, surface parking lots and other assets controlled by HHC. Based on the Development Rights and Responsibilities Agreement, signed in 2018 with the County, the existing Master Plan, zoning and project approval process cannot be amended for a period of 30 years. Additionally, pursuant to a 2010 development agreement, we have a preferred residential and office development covenant that provides us the right of first offer for new development densities of both residential and office space within the Columbia Mall Ring Road. This covenant expires in 2030.

We are currently focusing on the redevelopment of the Merriweather and Lakefront Districts. At the Merriweather District, we completed construction on Marlow, a 472-unit multi-family property, in the fourth quarter of 2022. At the Lakefront District, we began construction on South Lake Medical Office Building, an 86,000 square foot medical office property, in the third quarter of 2022, and anticipate project completion in 2024. Total development costs are expected to be approximately $44.8 million, which will be partially financed with a construction loan expected to close in 2023. We expect to reach projected annual stabilized NOI of $3.2 million by 2027.

Bridgeland

Wingspan Wingspan will be a 263-unit single-family rental community in Bridgeland situated on approximately 28.8 acres. This new product type will offer one- to four-bedroom units with single-family home benefits including private outdoor spaces and attached garages. Total development costs are expected to be approximately $86.5 million, which will be partially financed with a $54.1 million construction loan that closed in December 2022. We began construction in the second quarter of 2022 and anticipate project completion in 2024. We expect to reach projected annual stabilized NOI of $4.9 million by 2026.

Summerlin

Tanager Echo Tanager Echo will be a 294-unit multi-family property located in Downtown Summerlin, comprised of studio, one and two-bedroom units. Total development costs are expected to be approximately $86.9 million, which will be partially financed with a $59.5 million construction loan that closed in September 2021. We began construction in the second quarter of 2021 and anticipate project completion in the first quarter of 2023. We expect to reach projected annual stabilized NOI of $5.9 million by 2026.

Summerlin South Office Summerlin South Office will be a 147,000 square foot office property. Total development costs are expected to be approximately $53.9 million, which will be partially financed with a construction loan expected to close in 2023. We began construction in the fourth quarter of 2022 and anticipate project completion in the fourth quarter of 2023. We expect to reach projected annual stabilized NOI of $4.3 million by 2026.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. We believe we have found the optimal mix of price point and product in the Honolulu market for condominium development as evidenced by the demand for our condominium projects discussed below. The ongoing and completed construction at our mixed-use condominium projects includes 197,779 square feet of retail to serve our new residents and the community at large. As we progress the buildout of the master plan, which ultimately contemplates a total of approximately 1,000,000 million square feet of commercial space at completion, we will periodically redevelop, reposition, or replace the existing retail spaces as part of new mixed-use projects.

HHC 2022 FORM 10-K | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to potentially significant variability in revenue recognized between periods. Sales contracts for condominium units are subject to a 30-day rescission period, and the buyers are typically required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are typically then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Certain buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date, which is specified in the sales contracts for each condominium project. Contracted amounts disclosed below represent sales that are past the 30-day rescission period.

During 2022, we launched presales at Ulana Ward Village and Kalae, achieved 100% presold status at Victoria Place, achieved 100% sold status at Waiea, completed construction and began welcoming residents at Kō‘ula, and began construction at The Park Ward Village. Subsequent to year end, we began construction at Ulana Ward Village.

Completed Condominiums As of December 31, 2022, our six completed towers are 98.3% sold with 31 units remaining to be sold at ‘A‘ali‘i and 15 units remaining to be sold at Kō‘ula. Ae‘o, Ke Kilohana, Anaha and Waiea are completely sold.

Condominiums Under Construction As of December 31, 2022, 95.1% of the units at our two towers under construction, Victoria Place and The Park Ward Village, are under contract. We launched public presales of our seventh condominium project, Victoria Place, in December 2019 and broke ground in February 2021. Victoria Place will be a 40-story, 349-unit condominium project and will include one, two and three-bedroom residences. As of December 31, 2022, Victoria Place is 100.0% presold.

We launched public presales of our eighth condominium project, The Park Ward Village, in July 2021 and broke ground in October 2022. The Park Ward Village will be a 41-story, 545-unit condominium project and will include studio, one, two and three-bedroom residences. As of December 31, 2022, we have entered into contracts for 501 units, representing 91.9% of total units.

Predevelopment Condominiums In 2021, HHC announced plans for our ninth condominium project, Ulana Ward Village. This mixed-use residence will consist of 696 studio, one-, two- and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. As of December 31, 2022, we have entered into contracts for 676 units, representing 97.1% of total units. Construction began at Ulana Ward Village in January 2023.

We launched public presales of our tenth condominium project, Kalae, in September 2022. This will be a 38-story, 329-unit condominium project and will consist of one-,two- and three-bedroom residences. As of December 31, 2022, we have entered into contracts for 240 units, representing 72.9% of total units.

HHC 2022 FORM 10-K | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
The following provides further details for Ward Village as of December 31, 2022:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea	(a)	177	—	177	100.0%	100.0%	Q4 2016
Anaha	(a)	317	—	317	100.0%	100.0%	Q4 2017
Ae‘o	(a)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	100.0%	Q2 2019
‘A‘ali‘i	(b)	719	—	750	95.9%	93.7%	Q4 2021
Kō‘ula	(c)	549	1	565	97.3%	97.9%	Q3 2022
Under Construction
Victoria Place		—	349	349	100.0%	100.0%	2024
The Park Ward Village	(d)	—	501	545	91.9%	92.8%	2025
Predevelopment
Ulana Ward Village	(e)	—	676	696	97.1%	98.7%	2025
Kalae	(f)	—	240	329	72.9%	74.6%	2026
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 88% leased.
(c)The retail portion of this project has been placed in service and is 29% leased.
(d)There will be approximately 26,800 square feet of retail space as part of this project.
(e)There will be approximately 32,100 square feet of retail space as part of this project.
(f)There will be approximately 2,000 square feet of retail space as part of this project.

HHC 2022 FORM 10-K | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Corporate Income, Expenses and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below for the years ended December 31:

			2022-2021
thousands	2022	2021	$ Change
Corporate income	$58	$340	$(282)
General and administrative	(81,772)	(81,990)	218
Corporate interest expense, net	(88,394)	(101,279)	12,885
Gain (loss) on extinguishment of debt	(147)	(35,084)	34,937
Corporate other income (loss), net	982	425	557
Corporate depreciation and amortization	(3,684)	(4,324)	640
Other	(11,977)	(10,668)	(1,309)
Income tax (expense) benefit	(60,500)	(15,153)	(45,347)
Total Corporate income, expenses and other items	$(245,434)	$(247,733)	$2,299

Corporate income, expenses and other items was favorably impacted compared to the prior-year period by the following:
–Loss on extinguishment of debt decreased $34.9 million due to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 that occurred in the first quarter of 2021.
–Corporate interest expense decreased $12.9 million primarily due to the change in value of derivative instruments and the repurchase of the $1.0 billion 5.375% Senior Notes in the first quarter of 2021, partially offset by the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021. Refer to Note 9 - Derivative Instruments and Hedging Activities for additional information on derivative instruments.

Corporate income, expenses and other items was unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $45.3 million primarily due to an increase in income before income taxes. Refer to Note 12 - Income Taxes for additional information.

Income Taxes

thousands except percentages	2022	2021
Income tax expense (benefit)	$60,500	$15,153
Income (loss) before income taxes	$245,136	$64,077
Effective tax rate	24.7%	23.6%

The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate.

The Company’s effective tax rate for the year ended December 31, 2022, was 24.7% compared to 23.6% for the year ended December 31, 2021. The increase was primarily due to the following:
–a release of a valuation allowance of $4.7 million on the Company’s capital loss carryover in 2021 related to a capital loss generated by the sale of the Company’s 50% equity method investment in Circle T Ranch and Power Center in 2020 (refer to Note 3 - Acquisitions and Dispositions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional details), partially offset by a decrease related to the tax impact of noncontrolling interests

For additional information on income taxes, see Note 12 - Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

HHC 2022 FORM 10-K | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. In 2022, to enhance our liquidity profile and extend the terms of our maturities, we entered into new borrowings of $899.2 million (excluding undrawn amounts on new construction loans), drew on existing mortgages of $336.7 million, and made repayments on mortgages and credit facility of $1.1 billion. As of December 31, 2022, we have $934.1 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions, and $200.0 million of available capacity on the Secured Bridgeland Notes.

In 2022, the Company sold its ownership interest in 110 North Wacker for net proceeds to the Company of $168.9 million and sold the Outlet Collection at Riverwalk for net proceeds of $8.2 million. These sales completed our planned non-core assets sales, with 15 non-core assets sold since the fourth quarter of 2019, generating approximately $578.1 million of net proceeds after debt repayment. Additionally, during the fourth quarter of 2022, the Company completed the sale of two retail properties in The Woodlands, Lake Woodlands Crossing and Creekside Village Green, for combined net proceeds after debt repayment of $38.8 million.

In October 2021, the board of directors (Board) of The Howard Hughes Corporation, authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open-market transactions. The Company has completed all share repurchases under this plan, with $96.6 million repurchased in the fourth quarter of 2021 and $153.4 million repurchased in the first quarter of 2022. In March 2022, the Board authorized an additional $250.0 million of share repurchases. Under this program, the Company has repurchased approximately $235.0 million as of December 31, 2022. All purchases were funded with cash on hand.

Cash Flows

	Year Ended December 31,
thousands	2022	2021
Cash provided by (used in) operating activities	$325,254	$(283,958)
Cash provided by (used in) investing activities	(220,695)	101,458
Cash provided by (used in) financing activities	(222,259)	156,140

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

Net cash provided by operating activities increased $609.2 million in 2022, compared to 2021, primarily due to $574.3 million of MPC land acquisition costs in 2021 related to Teravalis and Floreo, compared to no MPC land acquisition costs in 2022. Additionally, cash provided by operating activities included a $129.8 million increase in net cash associated with our condominiums and a $70.6 million increase in MUD receivable collections. The impact of these items was partially offset by an increase of $73.9 million in cash used pertaining to master planned community development expenditures, a decrease of $34.9 million in cash provided by distributions from equity method investments and a decrease of $19.2 million in cash provided related to the return of an interest rate lock deposit in the first quarter of 2021 associated with a debt instrument.

HHC 2022 FORM 10-K | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements
Investing Activities Net cash used in investing activities increased $322.2 million in 2022, compared to 2021, primarily due to a $240.7 million decrease in proceeds from sales of properties, a $78.4 million increase in cash used for property development and redevelopment expenditures and a $99.2 million increase in cash used for investments in real estate and other affiliates, primarily attributable to the Company’s investment in Jean-Georges Restaurants. Proceeds from sales of properties in 2022 related to Creekside Village Green, Lake Woodlands Crossing and the Outlet Collection at Riverwalk and proceeds from the sale of properties in 2021 related to the Company’s hospitality properties, Monarch City and Century Park. This increase in net cash used was partially offset by a $115.6 million increase in distributions from unconsolidated ventures. The distributions received in 2022 primarily related to the sale of the Company’s ownership interest in 110 North Wacker, compared to the distributions received in 2021 related to the return of the Company’s initial capital contribution at the Summit.

Financing Activities Net cash used in financing activities increased $378.4 million in 2022, compared to 2021, primarily due to a $322.7 million increase in cash used for repurchases of common shares in 2022, and a $112.0 million net decrease in cash provided by proceeds from debt financing activity, net of principal payments primarily due to significant debt financing activity in 2021.

Short- and Long-Term Liquidity

Short-Term Liquidity In the next twelve months, we expect our primary sources of cash to include cash flow from MPC land sales, cash generated from our operating assets, first mortgage financings secured by our assets and deposits from condominium sales (which are restricted to funding construction of the related developments). We expect our primary uses of cash to include condominium pre-development and development costs, debt principal payments and debt service costs, MPC land development costs and other strategic developments costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months.

Long-Term Liquidity The development and redevelopment opportunities in Strategic Developments, Seaport and Operating Assets are capital intensive and will require significant additional funding, if and when pursued. Any additional funding beyond those sources listed above would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements, as well as future equity raises.

We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their financing for our projects. We also provided completion guarantees to the City of New York for the redevelopment of the Tin Building, as well as the Hawai‘i Community Development Authority for reserve condominium units at Ward Village. The Company received the necessary approvals from the New York City Economic Development Corporation to relinquish the Tin Building guarantee in early 2023.

Summary of Remaining Development Costs The following table summarizes remaining development costs related to projects under construction and related debt held in Operating Assets, Seaport and Strategic Developments segments as of December 31, 2022. Total cost remaining to be paid net of debt and buyer deposits consists of $139.8 million related to substantially completed projects, $50.7 million related to projects with estimated completion dates within the next 12 months and $75.3 million related to projects with estimated completion dates in 2024 and 2025.

Projects that are substantially complete and have been placed into service in the Operating Assets or Seaport segments and completed condominium projects in the Strategic Developments segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. As of December 31, 2022, $49.9 million primarily relates to warranty repairs at Waiea in Ward Village. However, we anticipate recovering a substantial amount of these costs in the future, which is not reflected in the table below. The remaining cost related to substantially completed projects primarily represent costs associated with the completion of common areas at our completed condominium towers and budgeted tenant allowances necessary to bring our completed operating assets to stabilized occupancy.

HHC 2022 FORM 10-K | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements
We expect to be able to meet our cash funding requirements with a combination of existing and anticipated construction loans, condominium buyer deposits, free cash flow from our Operating Assets and MPC segments, net proceeds from condominium sales and our existing cash balances.

thousands	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (a)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (b)
Operating Assets
Columbia	$60,018	$—	$31,689	$28,329
The Woodlands	6,833	—	7,146	(313)
Bridgeland	9,344	—	11,514	(2,170)
Summerlin	36,086	—	36,935	(849)
Total Operating Assets	112,281	—	87,284	24,997

Seaport Assets
Seaport	38,923	—	—	38,923
Total Seaport Assets	38,923	—	—	38,923

Strategic Developments
Columbia	40,239	—	—	40,239
Bridgeland	74,849	—	54,065	20,784
Summerlin	78,666	—	28,001	50,665
Ward Village (c)	1,042,985	257,159	695,630	90,196
Total Strategic Developments	1,236,739	257,159	777,696	201,884
Total	$1,387,943	$257,159	$864,980	$265,804
(a)Refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information on debt.
(b)Negative balances relate to costs paid by HHC but not yet reimbursed by lenders. We expect to receive funds from our lenders for these costs in the future.
(c)Estimated remaining to be spent includes amounts for Waiea warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future, which is not reflected in this schedule.

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of December 31, 2022:

thousands	2023	2024	2025	2026	2027	Thereafter	Total
Mortgages, notes and loans payable	$166,062	$62,150	$386,314	$556,475	$298,458	$3,332,729	$4,802,188
Interest Payments (a)	261,983	242,078	221,851	194,918	155,947	389,564	1,466,341
Ground lease commitments (b)	2,791	2,847	2,905	2,965	3,026	240,574	255,108
Total	$430,836	$307,075	$611,070	$754,358	$457,431	$3,962,867	$6,523,637
(a)Interest is based on the borrowings that are presently outstanding and current floating interest rates.
(b)Primarily relates to a $247.4 million Seaport ground lease which has an initial expiration date of December 31, 2072, and is subject to extension options through December 31, 2120. Future cash payments are not inclusive of extension options. The remaining $7.7 million in ground lease commitments relates to Kewalo Basin Harbor.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $5.6 million for the year ended December 31, 2022, and $7.2 million for the year ended December 31, 2021. The amortization of above- and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

Debt As of December 31, 2022, the Company had $4.7 billion of outstanding debt, $934.1 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions, and $200 million of available capacity on the Secured Bridgeland Notes. Refer to Note 7 - Mortgages, Notes and Loans Payable, Net in our Consolidated Financial Statements for additional detail.

HHC 2022 FORM 10-K | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements
Debt Compliance As of December 31, 2022, the Company was in compliance with all debt covenants with the exception of the debt service coverage ratios for three property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

Net Debt The following table summarizes our net debt on a segment basis as of December 31, 2022. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our unconsolidated ventures, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non- Segment Amounts	December 31, 2022
Mortgages, notes and loans payable, net	$2,213,179	$329,297	$99,762	$78,682	$2,720,920	$2,026,263	$4,747,183
Mortgages, notes and loans payable of unconsolidated ventures	90,380	34,680	107	—	125,167	—	125,167
Less:
Cash and cash equivalents	(143,197)	(148,184)	(11,928)	(559)	(303,868)	(322,785)	(626,653)
Cash and cash equivalents of unconsolidated ventures	(2,053)	(25,060)	(8,860)	(3,883)	(39,856)	—	(39,856)
Special Improvement District receivables	—	(64,091)	—	—	(64,091)	—	(64,091)
Municipal Utility District receivables, net	—	(473,068)	—	—	(473,068)	—	(473,068)
TIF receivable	—	—	—	(1,893)	(1,893)	—	(1,893)
Net Debt	$2,158,309	$(346,426)	$79,081	$72,347	$1,963,311	$1,703,478	$3,666,789

Unconsolidated Ventures We have interests in certain unconsolidated ventures which, as of December 31, 2022, have mortgage financing totaling $249.9 million, with our proportionate share of this debt totaling $125.2 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information related to the Company’s collateral maintenance obligation. The following table summarizes our share of affiliate debt and cash as of December 31, 2022:

thousands	Company’s Share of Unconsolidated Ventures’ Debt	Company’s Share of Unconsolidated Ventures’ Cash
Operating Assets
The Metropolitan Downtown Columbia	$40,200	$499
Stewart Title of Montgomery County, TX	—	881
Woodlands Sarofim #1	975	150
m.flats/TEN.M	49,205	523
Master Planned Communities
The Summit	9,281	13,523
Floreo	25,399	11,537
Seaport
The Lawn Club	—	1,843
Tin Building by Jean-Georges	—	1,492
Jean-George Restaurants	107	5,314
Ssäm Bar (formerly Bar Wayō)	—	211
Strategic Developments
HHMK Development	—	10
KR Holdings	—	485
West End Alexandria	—	3,388
Total	$125,167	$39,856

HHC 2022 FORM 10-K | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements

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

HHC 2022 FORM 10-K | 61

MARKET RISK QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents Index to Financial Statements
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk with respect to our variable-rate financings as increases in interest rates would cause our payments under such financings to increase. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when it becomes due. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps and interest rate caps. The Company had $1.2 billion of variable-rate debt outstanding at December 31, 2022, of which $871.0 million was swapped to a fixed rate through the use of interest rate swaps and $320.6 million had interest rate cap contracts in place. Additionally, the interest rate caps are on construction loans and mortgages with undrawn loan commitment of $384.1 million as of December 31, 2022, which will be covered by the interest rate cap contracts upon drawing. Refer to Note 9 - Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional detail.

As the Company has interest rate swaps and interest rate caps in place, the exposure to increases in floating interest rates is immaterial as of December 31, 2022. However, an interest rate swap with a notional amount of $615.0 million and interest rate caps with notional amounts totaling $368.2 million will expire in the third quarter of 2023. These derivatives limit the Company’s interest rate exposure on $650.7 million of outstanding variable-rate debt at December 31, 2022. The Company is focused on prudently limiting exposure to potentially higher interest rates based upon market dynamics and general expected financing activity. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Consolidated Statements of Operations would be less than the total change in interest costs, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2022:

	Contractual Maturity Date
thousands	2023	2024	2025	2026	2027	Thereafter	Total
Mortgages, notes and loans payable	$166,062	$62,150	$386,314	$556,475	$298,458	$3,332,729	$4,802,188
Weighted-average interest rate	5.47%	5.22%	5.02%	4.88%	4.59%	4.45%

HHC 2022 FORM 10-K | 62

FINANCIAL STATEMENTS INDEX	Table of Contents Index to Financial Statements
Item 8.  Financial Statements and Supplementary Data

HHC 2022 FORM 10-K | 63

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which is included in this Annual Report on Form 10-K.
HHC 2022 FORM 10-K | 64

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Howard Hughes Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of The Howard Hughes Corporation (the Company) as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively, referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
HHC 2022 FORM 10-K | 65

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Master Planned Communities (MPC) cost of sales estimates

As discussed in Note 1 of the consolidated financial statements, when developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs, based on relative sales value, that beneﬁt the property sold. For purposes of allocating development costs, estimates of future revenues and future development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation and sales price escalation, which are subject to judgment and affected by expectations about future market or economic conditions. The Company recognized MPC cost of sales of $119.5 million for the year ended December 31, 2022.

We identified the evaluation of estimated future development costs and revenues that drive the MPC cost of sales estimates as a critical audit matter. Subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to evaluate the cost escalation and sales price escalation assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process to estimate MPC cost of sales. This included controls related to management’s monitoring and review of key assumptions noted above. We tested the key assumptions related to estimated cost escalation and sales price escalation by:

•agreeing the current year estimates for revenues and cost to actual results, where applicable
•comparing the Company’s historical cost escalation and sales price escalation estimates to actual results to assess the Company’s ability to accurately estimate these amounts
•performing site visits for certain MPC developments to compare the overall status of the developments to what is reflected within the development cost models.

In addition, we involved valuation specialists with specialized skills and knowledge, who assisted in evaluating assumed cost escalation and sales price escalation by:

•comparing expected price per acre for each product type available for sale to applicable market data
•comparing the cost and sales price escalation rates throughout the duration of the development to available market data.

/s/KPMG LLP
We have served as the Company’s auditor since 2022.

Dallas, Texas
February 27, 2023
HHC 2022 FORM 10-K | 66

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Howard Hughes Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Howard Hughes Corporation (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2013 to 2021.

Houston, Texas
February 28, 2022

HHC 2022 FORM 10-K | 67

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except par values and share amounts	2022	2021
ASSETS
Master Planned Communities assets	$2,411,526	$2,282,768
Buildings and equipment	4,246,389	3,962,441
Less: accumulated depreciation	(867,700)	(743,311)
Land	312,230	322,439
Developments	1,125,027	1,208,907
Net investment in real estate	7,227,472	7,033,244
Investments in unconsolidated ventures	246,171	369,949
Net investment in lease receivable	2,895	2,913
Cash and cash equivalents	626,653	843,212
Restricted cash	472,284	373,425
Accounts receivable, net	103,437	86,388
Municipal Utility District receivables, net	473,068	387,199
Notes receivable, net	3,339	7,561
Deferred expenses, net	128,865	119,825
Operating lease right-of-use assets, net	46,926	57,022
Prepaid expenses and other assets, net	272,353	300,956
Total assets	$9,603,463	$9,581,694

LIABILITIES
Mortgages, notes and loans payable, net	$4,747,183	$4,591,157
Operating lease obligations	51,321	69,363
Deferred tax liabilities, net	254,336	204,837
Accounts payable and accrued expenses	944,511	983,167
Total liabilities	5,997,351	5,848,524

Commitments and Contingencies (see Note 10)
Redeemable noncontrolling interest	—	22,500

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,226,273 issued and 49,801,997 outstanding as of December 31, 2022, and 56,173,276 shares issued and 54,065,661 outstanding as of December 31, 2021	564	563
Additional paid-in capital	3,972,561	3,960,418
Retained earnings (accumulated deficit)	168,077	(16,456)
Accumulated other comprehensive income (loss)	10,335	(14,457)
Treasury stock, at cost, 6,424,276 shares as of December 31, 2022, and 2,107,615 shares as of December 31, 2021	(611,038)	(220,073)
Total stockholders' equity	3,540,499	3,709,995
Noncontrolling interests	65,613	675
Total equity	3,606,112	3,710,670
Total liabilities and equity	$9,603,463	$9,581,694

See Notes to Consolidated Financial Statements.
HHC 2022 FORM 10-K | 68

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per share amounts	2022	2021	2020
REVENUES
Condominium rights and unit sales	$677,078	$514,597	$1,143
Master Planned Communities land sales	316,065	346,217	233,044
Rental revenue	399,103	369,330	323,182
Other land, rental and property revenues	144,481	152,619	105,048
Builder price participation	71,761	45,138	37,072
Total revenues	1,608,488	1,427,901	699,489

EXPENSES
Condominium rights and unit cost of sales	483,983	414,199	108,229
Master Planned Communities cost of sales	119,466	153,630	101,505
Operating costs	317,389	293,999	226,791
Rental property real estate taxes	54,033	55,398	52,815
Provision for (recovery of) doubtful accounts	1,959	(459)	6,009
General and administrative	81,772	81,990	109,402
Depreciation and amortization	200,361	205,100	217,467
Other	11,977	10,668	8,166
Total expenses	1,270,940	1,214,525	830,384

OTHER
Provision for impairment	—	(13,068)	(48,738)
Gain (loss) on sale or disposal of real estate and other assets, net	29,678	53,079	59,942
Other income (loss), net	1,909	(11,515)	130
Total other	31,587	28,496	11,334

Operating income (loss)	369,135	241,872	(119,561)

Interest income	3,818	107	2,368
Interest expense	(110,891)	(130,036)	(132,257)
Gain (loss) on extinguishment of debt	(2,377)	(38,014)	(13,169)
Equity in earnings (losses) from unconsolidated ventures	(14,549)	(9,852)	271,099
Income (loss) before income taxes	245,136	64,077	8,480
Income tax expense (benefit)	60,500	15,153	11,653
Net income (loss)	184,636	48,924	(3,173)
Net (income) loss attributable to noncontrolling interests	(103)	7,176	(22,981)
Net income (loss) attributable to common stockholders	$184,533	$56,100	$(26,154)

Basic income (loss) per share	$3.65	$1.03	$(0.50)
Diluted income (loss) per share	$3.65	$1.03	$(0.50)
See Notes to Consolidated Financial Statements.
HHC 2022 FORM 10-K | 69

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
thousands	2022	2021	2020
Net income (loss)	$184,636	$48,924	$(3,173)
Other comprehensive income (loss)
Interest rate caps and swaps (a)	31,698	17,960	(23,070)
Pension adjustment (b)	(183)	452	(84)
Reclassification of the Company's share of previously deferred derivative gains to net income (c)	(6,723)	—	—
Deconsolidation of 110 North Wacker (d)	—	—	12,934
Share of investee's other comprehensive income (e)	—	5,721	1,002
Other comprehensive income (loss)	24,792	24,133	(9,218)
Comprehensive income (loss)	209,428	73,057	(12,391)
Comprehensive (income) loss attributable to noncontrolling interests	(103)	7,176	(22,981)
Comprehensive income (loss) attributable to common stockholders	$209,325	$80,233	$(35,372)
(a)Amounts are shown net of deferred tax expense of $9.5 million for the year ended December 31, 2022, deferred tax expense of $5.1 million for the year ended December 31, 2021, and deferred tax benefit of $5.3 million for the year ended December 31, 2020.
(b)The deferred tax impact was not meaningful for the years ended December 31, 2022, 2021 and 2020.
(c)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. See Note 2 - Investments in Unconsolidated Ventures for additional information.
(d)The amount for 2020 represents the derecognition of Other comprehensive income (loss) related to interest rate collars on the 110 North Wacker debt, shown net of deferred tax expense of $1.0 million.
(e)Amounts are shown net of deferred tax expense of $1.6 million for the year ended December 31, 2021, and $0.3 million for the year ended December 31, 2020.

See Notes to Consolidated Financial Statements.

HHC 2022 FORM 10-K | 70

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Additional	Earnings	Other			Total
thousands except shares	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988
Net income (loss), excluding income of $22,881 attributable to redeemable noncontrolling interest	—	—	—	(26,154)	—	—	—	(26,154)	100	(26,054)
Interest rate swaps, net of tax expense (benefit) of $(5,260)	—	—	—	—	(23,070)	—	—	(23,070)	—	(23,070)
Pension adjustment, net of tax expense (benefit) of $87	—	—	—	—	(84)	—	—	(84)	—	(84)
Reclassification of redeemable noncontrolling interest to temporary equity	—	—	—	—	—	—	—	—	(6,091)	(6,091)
Share of investee's other comprehensive income, net of tax expense (benefit) of $285	—	—	—	—	1,002	—	—	1,002	—	1,002
Derecognition of 110 North Wacker, net of tax expense (benefit) of $951 (a)	—	—	—	1	12,934	—	—	12,935	(178,444)	(165,509)
Adoption of ASU 2016-13 (b)	—	—	—	(18)	—	—	—	(18)	—	(18)
Issuance of common shares	12,270,900	123	593,493	—	—	—	—	593,616	—	593,616
Stock plan activity	136,021	2	9,802	—	—	(20,298)	(1,561)	8,243	—	8,243
Balance, December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	(1,070,558)	$(122,091)	$3,714,603	$420	$3,715,023
Net income (loss), excluding income (loss) of $(7,431) attributable to redeemable noncontrolling interest	—	—	—	56,100	—	—	—	56,100	255	56,355
Interest rate swaps, net of tax expense (benefit) of $5,080	—	—	—	—	17,960	—	—	17,960	—	17,960
Pension adjustment, net of tax expense (benefit) of $136	—	—	—	—	452	—	—	452	—	452
Share of investee's other comprehensive income, net of tax expense (benefit) of $1,627	—	—	—	—	5,721	—	—	5,721	—	5,721
Issuance of common shares	—	—	(5)	—	—	—	—	(5)	—	(5)
Repurchase of common shares	—	—	—	—	—	(1,023,284)	(96,620)	(96,620)		(96,620)
Stock plan activity	130,462	1	13,145	—	—	(13,773)	(1,362)	11,784	—	11,784
Balance, December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	184,533	—	—	—	184,533	103	184,636
Interest rate swaps, net of tax expense (benefit) of $9,460	—	—	—	—	31,698	—	—	31,698	—	31,698
Pension adjustment, net of tax expense (benefit) of $(71)	—	—	—	—	(183)	—	—	(183)	—	(183)
Deconsolidation of Ward Village homeowners’ associations	—	—	—	—	—	—	—	—	(211)	(211)
Issuance of Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	65,046	65,046
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (c)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(4,283,874)	(388,372)	(388,372)	—	(388,372)
Stock plan activity	52,997	1	12,143	—	—	(32,787)	(2,593)	9,551	—	9,551
Balance, December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
(a)Related to deconsolidation of 110 North Wacker. Refer to Note 2 - Investments in Unconsolidated Ventures for additional information.
(b)Related to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and its related amendments.
(c)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. See Note 2 - Investments in Unconsolidated Ventures for additional information.

See Notes to Consolidated Financial Statements.
HHC 2022 FORM 10-K | 71

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$184,636	$48,924	$(3,173)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	180,201	185,418	198,556
Amortization	16,834	16,891	18,200
Amortization of deferred financing costs	10,754	10,301	13,301
Amortization of intangibles other than in-place leases	3,275	2,843	680
Straight-line rent amortization	(8,468)	(9,278)	(14,204)
Deferred income taxes	42,022	10,356	10,827
Restricted stock and stock option amortization	11,895	9,885	5,983
Net gain on sale of properties	(29,687)	(53,057)	(13,710)
Net gain on sale of equity method investments	(5,016)	—	(1,076)
Net gain on sale of lease receivable	—	—	(38,124)
Proceeds from the sale of lease receivable	—	—	64,155
(Gain) loss on extinguishment of debt	2,377	38,014	9,604
Impairment charges	—	15,335	62,384
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	28,081	52,390	(264,416)
Provision for doubtful accounts	(2,235)	(2,027)	21,403
Master Planned Community land acquisitions	—	(574,253)	—
Master Planned Community development expenditures	(396,125)	(322,255)	(228,402)
Master Planned Community cost of sales	111,723	144,933	91,383
Condominium development expenditures	(340,793)	(345,289)	(244,642)
Condominium rights and units cost of sales	465,711	394,427	100,584
Net Changes:
Accounts and notes receivable	87,665	23,738	78,647
Prepaid expenses and other assets	(37,300)	(10,284)	(31,467)
Condominium deposits received, net	21,273	59,108	115,090
Deferred expenses	(30,441)	(22,903)	(23,289)
Accounts payable and accrued expenses	8,872	42,825	(1,164)
Cash provided by (used in) operating activities	325,254	(283,958)	(72,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(2,004)	(1,814)	(1,611)
Operating property improvements	(54,715)	(35,915)	(39,863)
Property development and redevelopment	(353,098)	(274,742)	(430,498)
Proceeds from sales of properties, net	81,720	322,451	24,373
Reimbursements under tax increment financings	127	667	6,703
Distributions from unconsolidated ventures	207,685	92,060	16,232
Investments in unconsolidated ventures, net	(100,410)	(1,249)	(3,882)
Cash provided by (used in) investing activities	(220,695)	101,458	(428,546)
HHC 2022 FORM 10-K | 72

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements

	Year Ended December 31,
thousands	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	1,235,895	2,422,862	1,403,923
Principal payments on mortgages, notes and loans payable	(1,065,348)	(2,140,340)	(867,935)
Proceeds from issuance of common stock	—	—	593,574
Repurchases of common shares	(403,863)	(81,127)	—
Debt extinguishment costs	(60)	(29,793)	—
Special Improvement District bond funds released from (held in) escrow	23,148	11,477	10,151
Deferred financing costs and bond issuance costs, net	(18,515)	(28,517)	(17,844)
Taxes paid on stock options exercised and restricted stock vested	(3,011)	(2,500)	(2,229)
Stock options exercised	345	4,078	4,638
Issuance of Teravalis noncontrolling interest	31,234	—	—
Distribution to noncontrolling interest upon sale of 110 North Wacker	(22,084)	—	—
Cash provided by (used in) financing activities	(222,259)	156,140	1,124,278

Net change in cash, cash equivalents and restricted cash	(117,700)	(26,360)	622,862
Cash, cash equivalents and restricted cash at beginning of period	1,216,637	1,242,997	620,135
Cash, cash equivalents and restricted cash at end of period	$1,098,937	$1,216,637	$1,242,997

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$626,653	$843,212	$1,014,686
Restricted cash	472,284	373,425	228,311
Cash, cash equivalents and restricted cash at end of period	$1,098,937	$1,216,637	$1,242,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$214,583	$182,654	$179,355
Interest capitalized	100,607	71,798	70,258
Income taxes paid (refunded), net	24,974	1,789	(2,409)

NON-CASH TRANSACTIONS
Issuance of Teravalis noncontrolling interest	33,810	—	—
MPC land contributed to unconsolidated venture	21,450	—	—
Accrued property improvements, developments, and redevelopments	131	16,885	(92,383)
Special Improvement District bond transfers associated with land sales	7,774	8,697	10,122
Special Improvement District bonds held in third-party escrow	—	45,425	—
Capitalized stock compensation	4,785	2,326	1,158
Initial recognition of ASC 842 operating lease ROU asset	1,488	6,189	493
Initial recognition of ASC 842 operating lease obligation	1,621	6,189	493
Accrued repurchase of common shares	—	15,492	—
Accrued interest on construction loan borrowing	—	—	9,743
See Notes to Consolidated Financial Statements.

HHC 2022 FORM 10-K | 73

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

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

COVID-19 Pandemic The outbreak of COVID-19 resulted in a negative impact on the Company’s financial performance in 2020, particularly in the Operating Assets and Seaport segments. However, the Company experienced significant performance improvement during the second half of 2020 that continued through 2021, with full-year 2021 segment results equaling or exceeding pre-pandemic levels for the majority of the Company’s segments. The Company did not experience material adverse effects related to COVID-19 in 2022.

Principles of Consolidation and Basis of Presentation The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements include the accounts of the Company and those entities in which the Company has a controlling financial interest. All intercompany transactions and balances are eliminated in consolidation. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 Consolidation (ASC 810). The outside equity interests in certain entities controlled by the Company are reflected in the Consolidated Financial Statements as noncontrolling interests.

Certain amounts in the 2021 and 2020 Consolidated Income Statements have been reclassified to conform to the current presentation. Specifically, the Company reclassified Demolition costs and Development-related marketing costs to Other within Total expenses.

Variable Interest Entities The Company has interests in various legal entities that represent a variable interest entity. A VIE is an entity: (a) that has total equity at risk that is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other entities; (b) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual return, or both (i.e., lack the characteristics of a controlling financial interest); or (c) where the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company determines if a legal entity is a VIE by performing a qualitative analysis that requires certain subjective decisions, taking into consideration the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. Upon the occurrence of certain reconsideration events, the Company reassesses its initial determination as to whether the entity is a VIE.

The Company also performs a qualitative assessment of each VIE to determine if it is the primary beneficiary. The Company is the primary beneficiary and would consolidate the VIE if it has a controlling financial interest where it has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. This assessment requires certain subjective decisions, taking into consideration the contractual agreements that define the ownership structure, the design of the entity, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties. Management’s assessment of whether the Company is the primary beneficiary of a VIE is continuously performed.

Upon initial consolidation of a VIE, the Company records the assets, liabilities and noncontrolling interests at fair value and recognizes a gain or loss for the difference between (i) the fair value of the consideration paid, the fair value of noncontrolling interests and the reported amount of any previously held interests and (ii) the net amount of the fair value of the assets and liabilities.

If the Company determines it is no longer the primary beneficiary of a VIE, it will deconsolidate the entity and measure the initial cost basis for any retained interests that are recorded upon the deconsolidation at fair value. The Company will recognize a gain or loss for the difference between the fair value and the previous carrying amount of HHC’s investment in the VIE.
HHC 2022 FORM 10-K | 74

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

Investments in Unconsolidated Ventures The Company’s investments in unconsolidated ventures are accounted for under the equity method to the extent that, based on contractual rights associated with the investments, the Company can exert significant influence over a venture’s operations. Under the equity method, the Company’s investment in the venture is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses of the venture. Dividends and distributions received by the Company are recognized as a reduction in the carrying amount of the investment. Generally, joint venture operating agreements provide that assets, liabilities, funding obligations, profits and losses, and cash flows are shared in accordance with ownership percentages. For certain equity method investments, various provisions in the joint venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated ownership or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities. For these investments, the Company recognizes income or loss based on the joint venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing percentage.

The Company periodically assesses the appropriateness of the carrying amount of its equity method investments, as events or changes in circumstance may indicate that a decrease in value has occurred which is other‑than‑temporary. In addition to the property‑specific impairment analysis performed on the underlying assets of the investment, the Company also considers the ownership, distribution preferences, limitations and rights to sell and repurchase its ownership interests. If a decrease in value of an investment is deemed to be other‑than‑temporary, the investment is reduced to its estimated fair value and an impairment-related loss is recognized in the Consolidated Statements of Operations as a component of Equity in earnings (losses) from investments in unconsolidated ventures.

For investments in ventures where the Company has virtually no influence over operations and the investments do not have a readily determinable fair value, the Company has elected the measurement alternative to carry the securities at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the issuer. Equity securities not accounted for under the equity method, or where the measurement alternative has not been elected, are required to be reported at fair value with unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss) as Net unrealized gains (losses) on instruments measured at fair value through earnings.

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

Net Investment in Real Estate

Master Planned Community Assets, Buildings and Equipment and Land Real estate assets are stated at cost less any provisions for impairments and depreciation as applicable. Expenditures for significant improvements to the Company’s assets are capitalized. Tenant improvements relating to the Company’s operating assets are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repair costs are charged to expense when incurred.

HHC 2022 FORM 10-K | 75

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Depreciation The Company periodically reviews the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years	Balance Sheet Location
Buildings and improvements	7 - 40	Buildings and Equipment
Equipment and fixtures	5 - 20	Buildings and Equipment
Computer hardware and software, and vehicles	3 - 5	Buildings and Equipment
Tenant improvements	Related lease term	Buildings and Equipment
Leasing costs	Related lease term	Prepaid expenses and other assets, net

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company’s estimate of their remaining useful lives. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2022, 2021 and 2020.

Developments Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized before they are placed into service. Costs include planning, engineering, design, direct material, labor and subcontract costs. Real estate taxes, utilities, direct legal and professional fees related to the sale of a specific unit, interest, insurance costs and certain employee costs incurred during construction periods are also capitalized. Capitalization commences when the development activities begin and cease when a project is completed, put on hold or at the date that the Company decides not to move forward with a project. Capitalized costs related to a project where HHC has determined not to move forward are expensed if they are not deemed recoverable. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with redevelopments are expensed as incurred unless the demolition was included in the Company’s development plans and imminent as of the acquisition date of an asset. Once the assets are placed into service, they are depreciated in accordance with HHC’s policy. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Developments consist of the following categories as of December 31:

thousands	2022	2021
Land and improvements	$339,540	$360,957
Development costs	785,487	847,950
Total Developments	$1,125,027	$1,208,907

Acquisitions of Properties The Company accounts for the acquisition of real estate properties in accordance with ASC 805 Business Combinations (ASC 805). This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition for business combinations and at relative fair values for asset acquisitions. Acquisition costs related to the acquisition of a business are expensed as incurred. Costs directly related to asset acquisitions are considered additions to the purchase price and increase the cost basis of such assets.

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
HHC 2022 FORM 10-K | 76

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

Impairment HHC reviews its long-lived assets (including those held by its unconsolidated ventures) for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future economic conditions, such as occupancy, rental rates, capital requirements and sales values that could differ materially from actual results in future periods. If impairment indicators exist and it is expected that undiscounted cash flows generated by the asset are less than its carrying amount, an impairment provision is recorded to write down the carrying amount of the asset to its fair value.

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

Cash and Cash Equivalents Cash and cash equivalents consist of highly-liquid investments with maturities at date of purchase of three months or less and include registered money market mutual funds which are invested in United States Treasury bills that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period as well as deposits with major banks throughout the United States. Such deposits are in excess of FDIC limits and are placed with high-quality institutions in order to minimize concentration of counterparty credit risk.

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits by buyers and other amounts related to taxes, insurance and legally restricted security deposits and leasing costs.

Accounts Receivable, net Accounts receivable includes tenant rents, tenant recoveries, straight-line rent assets and other receivables. On a quarterly basis, management reviews tenant rents, tenant recoveries and straight-line rent assets for collectability. As required under Accounting Standards Codification (ASC) 842 - Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions and changes in customer payment trends. When full collection of a lease receivable or future lease payment is not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses under ASC 450 - Contingencies if the estimated losses are probable and can be reasonably estimated.

HHC 2022 FORM 10-K | 77

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets as of December 31:

thousands	2022	2021
Straight-line rent receivables	$84,145	$72,461
Tenant receivables	12,044	8,647
Other receivables	7,248	5,280
Accounts receivable, net (a)	$103,437	$86,388
(a)As of December 31, 2022, the total reserve balance for amounts considered uncollectible was $8.9 million, comprised of $3.4 million related to ASC 842 and $5.5 million related to ASC 450. As of December 31, 2021, the total reserve balance was $16.5 million, comprised of $11.5 million related to ASC 842 and $5.0 million related to ASC 450.

The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Consolidated Statements of Operations for the years ended December 31:

thousands	Income Statement Location	2022	2021	2020
ASC 842 reserve	Rental revenue	$(3,715)	$(1,562)	$21,825
ASC 450 reserve	Provision for (recovery of) doubtful accounts	1,959	(459)	6,009
Total (income) expense impact		$(1,756)	$(2,021)	$27,834

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

Prepaid Expenses and Other Assets, net The major components of Prepaid expenses and other assets, net include Special Improvement District (SID) receivables, condominium inventory, interest rate derivative assets, various intangibles, and prepaid expenses related to the Company’s properties.

SID receivables are amounts due from SID bonds related to the Company’s Summerlin MPC. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse the Company for a portion of the development costs incurred in Summerlin.

Condominium inventory includes available for sale units at HHC’s completed condominium towers and is stated at the lower of cost or fair value less selling costs. Condominium inventory includes land acquisition and development costs, construction costs, and interest and real estate taxes, which are capitalized during the development period. HHC evaluates condominium inventory for impairment when potential indicators exist. An impairment loss is recognized if the carrying amount of condominium inventory exceeds the fair value less selling costs, which is based on comparable sales in the normal course of business under existing and anticipated market conditions.

Tax increment financing (TIF) receivables are amounts which the Company has submitted for reimbursement from Howard County, Maryland, in conjunction with development costs expended on key roads and infrastructure work within the Merriweather District of Columbia specified per the terms of the county’s TIF legislation and Special Obligation Bonds issued in October 2017.

HHC 2022 FORM 10-K | 78

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The Company’s intangibles include in-place lease assets and above-market lease assets where HHC is the lessor, trademark and tradename intangibles related to MPCs, and other intangibles relating to the Company’s Las Vegas Aviators Triple-A professional baseball team. The Company amortizes finite-lived intangible assets less any residual value, if applicable, on a straight-line basis over the term of the related lease or the estimated useful life of the asset.

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

The amortized cost basis of financing receivables, consisting primarily of MUD and SID receivables, totaled $545.4 million as of December 31, 2022, and $484.7 million as of December 31, 2021. The MUD receivable balance includes accrued interest of $36.4 million at December 31, 2022 and $18.2 million at December 31, 2021. The allowance for credit losses for financing receivables was not material as of December 31, 2022 and 2021, and there was no material activity related to the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020.

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

In the Company’s MPCs, gains with respect to land sales, whether for commercial use or for single-family residences, are reported for tax purposes either on the modified accrual method or on the percentage-of-completion method. Under the percentage-of-completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations.

Deferred Expenses, net Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to amortization expense using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $53.8 million as of December 31, 2022, and $49.9 million as of December 31, 2021.

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

HHC 2022 FORM 10-K | 79

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

These deposits, along with the balance of the contract value, are recognized at closing upon satisfaction of HHC’s performance obligation and transfer of title to the buyer. Real estate project costs directly associated with a condominium project, which are HHC’s costs to fulfill contracts with condominium buyers, are capitalized while all other costs are expensed as incurred. Total estimated project costs include direct costs such as the carrying value of the land, site planning, architectural, construction and financing costs, as well as indirect cost allocations. The allocations include costs which clearly relate to the specific project, including certain infrastructure and amenity costs which benefit the project as well as others, and are based upon the relative sales value of the units. Furthermore, incremental costs incurred to obtain a contract to sell condominium units are evaluated for capitalization in accordance with ASC 340-40, with incremental costs to fulfill a contract only being capitalized if the costs relate directly to a specifically identified contract, enhance resources to satisfy performance obligations in the future and are expected to be recovered.

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

HHC 2022 FORM 10-K | 80

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The Company receives cash payments in the form of land purchase deposits from homebuilders or other commercial buyers who have contracted to purchase land within the Company’s MPCs, and HHC holds any escrowed deposits in Restricted cash or Cash and cash equivalents based on the terms of the contract. In situations where the Company has completed the closing of a developed land parcel or superpad and consideration is paid in full, but a portion of HHC’s performance obligation relating to the enhancement of the land is still unsatisfied, revenue related to HHC’s obligation is recognized over time. The Company recognizes only the portion of the improved land sale where the improvements are fully satisfied based on a cost input method. The aggregate amount of the transaction price allocated to the unsatisfied obligation is recorded as deferred land sales and is presented in Accounts payable and accrued expenses. The Company measures HHC’s unsatisfied obligation based on the costs remaining relative to the total cost at the date of closing.

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

Builder Price Participation BPP is the variable component of the transaction price for certain Master Planned Communities Land Sales. BPP is earned when a developer that acquired land from HHC develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between HHC and the developer at the time of closing on the sale of the home based on a previously agreed-upon percentage. Generally, BPP is constrained, and accordingly, the Company does not recognize an estimate of variable consideration. The Company’s conclusion is based on the following factors:
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

For Condominium Rights and Unit Sales, Master Planned Community Land Sales and Builder Price Participation the Company elected the practical expedient to not adjust promised amount of consideration for the effects of a significant financing component when the expected period between transfer of the promised asset and payment is one year or less.

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

HHC 2022 FORM 10-K | 81

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

Other rental and property revenues related to contracts with customers is generally comprised of baseball-related ticket sales, retail operations, food sales, advertising and sponsorships. Season ticket sales are recognized over time as games take place. Single tickets and total net sales from retail operations are recognized at a point in time, at the time of sale when payment is received and the customer takes possession of the merchandise. In all cases, the transaction prices are fixed, stipulated in the ticket, contract or product, and representative in each case of a single performance obligation. Events-related service revenue is recorded at the time the customer receives the benefit of the service.

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

Noncontrolling Interests As of December 31, 2022, Noncontrolling interests is primarily related to noncontrolling interest in Teravalis and the Ward Village Homeowners’ Associations (HOAs). See Note 3 - Acquisitions and Dispositions for additional information on Teravalis. As of December 31, 2021, Noncontrolling interest is primarily related to the HOAs. All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders.

Redeemable Noncontrolling Interest As of December 31, 2021, Redeemable noncontrolling interest related to a local developer’s interest in 110 North Wacker. This noncontrolling interest holder had the put right to require the Company to purchase its interest if 110 North Wacker had not been sold or refinanced by a certain date. Upon sale of 110 North Wacker in 2022, the local developer’s put right lapsed and the local developer’s share of the sales proceeds were distributed resulting in no remaining Redeemable noncontrolling interest as of December 31, 2022. See Note 2 - Investments in Unconsolidated Ventures for additional information.

Recently Issued Accounting Standards The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company’s business.

ASU 2020-04, Reference Rate Reform The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform when certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients, that are retained through the end of the hedging relationship. The amendments in this Update are effective as of March 12, 2020, through December 31, 2022. On December 21, 2022, the FASB issued Accounting Standards Update (ASU) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04, from December 31, 2022, to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedge transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur through the effective date of December 31, 2024, as extended by ASU 2022-6.

HHC 2022 FORM 10-K | 82

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

2. Investments in Unconsolidated Ventures

In the normal course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of December 31, 2022, the Company does not consolidate the investments below as it does not have a controlling financial interest in these ventures. As such, the Company primarily reports its interests in accordance with the equity method. As of December 31, 2022, these ventures had mortgage financing totaling $249.9 million, with the Company’s proportionate share of this debt totaling $125.2 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
thousands except percentages	2022	2021	2022	2021	2022	2021	2020
Equity Method Investments
Operating Assets
110 North Wacker	—%	23.0%	$—	$194,999	$4,910	$(74,309)	$(13,896)
The Metropolitan Downtown Columbia (b)	50.0%	50.0%	—	—	4,556	582	765
Stewart Title of Montgomery County, TX	50.0%	50.0%	4,217	4,185	1,294	1,860	1,250
Woodlands Sarofim #1	20.0%	20.0%	3,029	3,215	(13)	96	125
m.flats/TEN.M (c)	50.0%	50.0%	—	—	6,878	974	666
Master Planned Communities
The Summit (d)	50.0%	50.0%	49,368	41,536	(30)	59,407	17,845
Floreo (e)	50.0%	50.0%	58,001	59,080	(1,377)	(8)	—
Seaport
Mr. C Seaport	—%	—%	—	—	—	—	(6,900)
The Lawn Club (d)	50.0%	50.0%	2,553	447	—	—	—
Ssäm Bar (Momofuku) (d)(e)	50.0%	50.0%	5,551	5,852	(783)	(1,988)	(2,392)
Tin Building by Jean-Georges (d)(e)	65.0%	65.0%	6,935	—	(36,182)	—	—
Jean-Georges Restaurants	25.0%	—%	45,626	—	692	—	—
Strategic Developments
Circle T Ranch and Power Center	—%	—%	—	—	—	—	2,463
HHMK Development	50.0%	50.0%	10	10	—	—	—
KR Holdings	50.0%	50.0%	485	127	797	(221)	(69)
West End Alexandria (d)	58.3%	58.3%	56,617	56,546	71	—	—
110 North Wacker	—	23.0%	—	—	—	—	267,518
			232,392	365,997	(19,187)	(13,607)	267,375
Other equity investments (f)			13,779	3,952	4,638	3,755	3,724
Investments in unconsolidated ventures			$246,171	$369,949	$(14,549)	$(9,852)	$271,099
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan Downtown Columbia was in a deficit position of $9.0 million at December 31, 2022, and $11.3 million at December 31, 2021. These deficit balances are presented in Accounts payable and accrued expenses at December 31, 2022 and 2021.
(c)M.flats/TEN.M was in a deficit position of $1.8 million at December 31, 2022, and $6.0 million at December 31, 2021. The deficit balance is presented in Accounts payable and accrued expenses at December 31, 2022.
(d)For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(e)Classified as a VIE; however, the Company is not the primary beneficiary and accounts for its investment in accordance with the equity method. Refer to discussion below for additional information.
(f)Other equity investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during 2022, or cumulatively. As of December 31, 2022, Other equity investments primarily includes $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional details.

HHC 2022 FORM 10-K | 83

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

The Partnership was determined to be a VIE, and as the Company had the power to direct the activities of the Partnership that most significantly impact its economic performance, the Company was considered the primary beneficiary and consolidated the Partnership. Additionally, the local developer had the right to require the Company to purchase its interest in the Partnership if the Venture had not been sold or refinanced (with distributions made to the local developer and Company sufficient to repay all capital contributions) within a specified time period. Therefore, the local developer’s redeemable noncontrolling interest in the Partnership was presented as temporary equity as of December 31, 2021, on the Consolidated Balance Sheets.

The Company concluded that the Venture was within the scope of the VIE model, and that it was the primary beneficiary of the Venture during the development phase of the project, and thus consolidated the venture; however, upon the building’s completion in the third quarter of 2020, the Company concluded it was no longer the primary beneficiary, resulting in the deconsolidation of the Venture. As of September 30, 2020, the Company derecognized all assets, liabilities and noncontrolling interest related to the Venture, recognized an equity method investment based on the fair value of its interest in 110 North Wacker in the Operating Assets segment and recognized a gain on deconsolidation of $267.5 million in Equity in earnings (losses) from unconsolidated ventures in the Strategic Developments segment. In 2021, the Company recorded a $17.7 million impairment of its equity investment in the Venture due to a change in the anticipated holding period as it entered into a plan to sell the Partnership’s interest in the Venture.

On March 30, 2022, the Partnership completed the sale of its ownership interest in the Venture for a gross sales price of $208.6 million. Upon sale, the Company recognized income of $5.0 million in Equity in earnings (losses) from unconsolidated ventures in the Consolidated Statements of Operations. The amount recognized represents: (i) the difference between the sales price less related transaction costs of $17.6 million and the $195.0 million carrying value of the equity investment; (ii) a $0.4 million adjustment to the carrying value of the noncontrolling interest to reflect actual cash proceeds and (iii) $8.6 million of net fair value gains that were reclassed out of Accumulated other comprehensive income (loss) associated with the Venture’s derivative instruments. Based upon the Partnership’s waterfall, $168.9 million of the net sales proceeds were allocated to the Company with the remaining $22.1 million allocated to the local developer.

Upon the sale of the equity interest in the Venture, the local developer’s put right that could require the Company to purchase its interest in the Partnership lapsed. Therefore, the local developer’s redeemable noncontrolling interest in the Partnership, which represented its share of the sales proceeds was distributed in April 2022, and presented as cash outflows from financing activities on the Consolidated Statements of Cash Flows.

The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$29,114
Net income (loss) attributable to noncontrolling interest	(7,431)
Share of investee's other comprehensive income	817
Balance as of December 31, 2021	$22,500
Net income (loss) attributable to noncontrolling interest	—
Share of investee's other comprehensive income	(407)
Disposition of noncontrolling interest related to 110 North Wacker	(22,093)
Balance as of December 31, 2022	$—

The Lawn Club On January 19, 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (Endorphin Ventures), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. This concept is expected to open in 2023. Under the terms of the agreement, the Company will fund 80% of the cost to construct the restaurant, and Endorphin Ventures will contribute the remaining 20%. The Company will recognize its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon return of each member’s contributed capital and a preferred return to HHC, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC to lease 20,000 square feet of the Fulton Market Building for this venture.

HHC 2022 FORM 10-K | 84

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (Ssäm Bar) with MomoPier, LLC (Momofuku) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognizes its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. As of December 31, 2022 and 2021, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest; however, the Company is not the primary beneficiary. As of December 31, 2022, the Company’s maximum exposure to loss as a result of this investment is limited to the $5.6 million aggregate carrying value of this investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

Tin Building by Jean-Georges In 2015, the Company, together with VS-Fulton Seafood Market, LLC (Fulton Partner), formed Fulton Seafood Market, LLC (Tin Building by Jean-Georges) to operate a 53,783 square foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-George Restaurants in March 2022 as discussed below.

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout this report, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the managed business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of the Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening and operating costs of Fulton Seafood Market LLC. The Fulton Partner is not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, HHC currently receives substantially all of the economic interest in the venture. Upon return of HHC’s contributed capital and a preferred return to HHC, distribution and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

As of December 31, 2022, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. Because the Company is unable to quantify the maximum amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure related to loss as a result of this investment is based upon the carrying value of the investment. The carrying value of the Tin Building by Jean-Georges as of December 31, 2022, is $6.9 million, which is comprised of $43.1 million of contributions made by the Company, partially offset by $36.2 million of equity losses for the year ended December 31, 2022, primarily related to pre-opening and start-up expenses.

Jean-Georges Restaurants On March 1, 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (Jean-Georges Restaurants) for $45.0 million from JG TopCo LLC (Jean-Georges). Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. The Company accounts for its ownership interest in accordance with the equity method and recorded its initial investment at cost, inclusive of legal fees and transaction costs. Under the terms of the agreement, all cash distributions and the recognition of income-producing activities will be pro rata based on stated ownership interest.

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. As of December 31, 2022, this warrant has not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

Creative Culinary Management Company, LLC (CCMC), a wholly owned subsidiary of Jean-Georges Restaurants, provides management services for certain retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties. The Company’s businesses managed by CCMC include The Tin Building by Jean-Georges, The Fulton and Malibu Farm. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

HHC 2022 FORM 10-K | 85

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The Summit During the first quarter of 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery Land Company (Discovery) to develop a custom home community in Summerlin.

Phase I The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.8 million has been contributed. The gains on the contributed land are recognized in Equity in earnings (losses) from unconsolidated ventures as The Summit sells lots. As of December 31, 2022, HHC has received its preferred return distributions and recognizes its share of income or loss for Phase I based on its final profit-sharing interest.

Phase II In July 2022, the Company contributed an additional 54 acres to The Summit (Phase II land) with a fair value of $21.5 million. The Company recognized an incremental equity method investment at the fair value of $21.5 million and recognized a gain of $13.5 million recorded in Equity in earnings (losses) from unconsolidated ventures. This gain is the result of marking the cost basis of the land contributed to its estimated fair value at the time of contribution. The Phase II land is adjacent to the existing Summit development and is currently planned for approximately 28 custom home sites that will be added to The Summit community. The Company will receive distributions and recognize its share of income or loss for Phase II based on the joint venture’s distribution priorities in the amended Summit LLC agreement, which could fluctuate over time. Upon receipt of preferred returns to HHC, distributions and recognition of income or loss will be allocated to the company based on its final profit-sharing interest.

Floreo (formerly named Trillium) In the fourth quarter of 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo), for $59.0 million and entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Partners and El Dorado Holdings to develop the first village within the new Teravalis MPC on 3,029 acres of land in the greater Phoenix, Arizona area. The first Floreo land sales are expected to occur in the second half of 2023 subject to market conditions.

On October 25, 2022, Floreo closed on a $165.0 million financing, and at initial closing, outstanding borrowings were $57.5 million. The Company provided a guarantee on this financing in the form of a collateral maintenance obligation and received a guarantee fee of $5.0 million. The financing and related guarantee provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo is classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of December 31, 2022, the Company’s maximum exposure to loss as a result of this investment is limited to the $58.0 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

West End Alexandria In the fourth quarter of 2021, the Company entered into an Asset Contribution Agreement with Landmark Land Holdings, LLC (West End Alexandria) to redevelop a 52-acre site previously known as Landmark Mall. Other equity owners include Foulger-Pratt Development, LLC (Foulger-Pratt) and Seritage SRC Finance (Seritage). The Company conveyed its 33-acre Landmark Mall property with an agreed upon fair value of $56.0 million and Seritage conveyed an additional 19 acres of land with an agreed upon fair value of $30 million to West End Alexandria in exchange for equity interest. Additionally, Foulger-Pratt agreed to contribute $10 million to West End Alexandria. Also in the fourth quarter of 2021, West End Alexandria executed a Purchase and Sale Agreement with the City of Alexandria to sell approximately 11 acres to the City of Alexandria. The City will lease this land to Inova Health Care Services for construction of a new hospital.

Development plans for the remaining 41-acre property include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks and public transportation. Foulger-Pratt manages construction of the development. Demolition began in the second quarter of 2022, with completion of the first buildings expected in 2025.

The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

HHC 2022 FORM 10-K | 86

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Summarized Financial Information The following tables provide combined summarized financial statement information for the Company’s unconsolidated ventures. Financial statement information is included for each investment for all periods in which the Company’s ownership interest was accounted for as an equity method investment. Fluctuations in the amounts presented below are primarily related to 2022 activity, including the sale of the Company’s ownership interest in 110 North Wacker, partially offset by the Company’s acquisition of an ownership interest in Jean-Georges Restaurants and the additional contribution of Phase II land to The Summit.

thousands	December 31, 2022	December 31, 2021
Balance Sheet
Total Assets	$878,546	$1,442,894
Total Liabilities	505,643	918,847
Total Equity	372,903	524,047

	Year Ended December 31,
thousands	2022	2021	2020
Income Statement
Revenues	$232,786	$377,837	$190,605
Operating Income	9,815	145,471	42,964
Net income (loss)	(2,646)	69,904	24,908

3. Acquisitions and Dispositions

Acquisitions On March 1, 2022, the Company acquired a 25% interest in Jean-Georges Restaurants for $45.0 million and paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants through March 2026. Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. See Note 2 - Investments in Unconsolidated Ventures for additional information.

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

HHC 2022 FORM 10-K | 87

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

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of December 31, 2022, the Company’s Consolidated Balance Sheets include $541.2 million of Master Planned Community assets and $65.0 million of Noncontrolling interest related to Teravalis.
Floreo Simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo), for $59.0 million. Floreo owns approximately 3,029 acres of land in the greater Phoenix, Arizona area. See Note 2 - Investments in Unconsolidated Ventures for additional information.

Dispositions

Operating Assets On December 30, 2022, the Company completed the sale of Creekside Village Green, a 74,670-square-foot retail property in The Woodlands, Texas, for $28.4 million resulting in a gain of $13.4 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations.

On December 21, 2022, the Company completed the sale of Lake Woodlands Crossing, a 60,261-square-foot retail property in The Woodlands, Texas, for $22.5 million resulting in a gain of $12.2 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations. The Company retained the underlying land and simultaneously with the sale executed a 99-year ground lease with the buyer, which is classified as an operating lease.

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

On March 30, 2022, the Company completed the sale of its ownership interest in 110 North Wacker for $208.6 million. See Note 2 - Investments in Unconsolidated Ventures for additional information.

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
HHC 2022 FORM 10-K | 88

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Strategic Developments On December 22, 2021, the Company completed the sale of Century Park, a 63-acre, 1,302,597-square-foot campus with 17 office buildings in the West Houston Energy Corridor, for $25.0 million resulting in a loss on sale of $7.4 million, inclusive of approximately $0.4 million in related transaction costs. The loss on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations. This asset was previously impaired during the second quarter of 2021.

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

On December 18, 2020, the Company completed the sale to its joint venture partner of its 50% equity method investment in Circle T Ranch and Power Center, a joint venture with Westlake Retail Associates for $13.0 million. The carrying value of the asset at the time of sale was approximately $11.9 million and the Company recognized a gain on sale of $1.1 million which is included in Equity in earnings (losses) from unconsolidated ventures on the Consolidated Statements of Operations.

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

On June 29, 2020, the Company entered into an agreement terminating a participation right contained in the contract for the sale of West Windsor that occurred in October 2019. As consideration, the Company received an $8.0 million termination payment in 2020, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations for the year ended December 31, 2020.

Seaport On July 16, 2020, the Company completed the sale to its joint venture partner of its 35% equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip, New York, in close proximity to the Seaport, for $0.8 million. The carrying value at the time of sale approximated the sales price. Refer to Note 2 - Investments in Unconsolidated Ventures and Note 4 - Impairment for additional information.

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No impairment charges were recorded during the year ended December 31, 2022.

In 2021, the Company recorded a $13.1 million impairment charge for Century Park, a non-core asset acquired as part of the acquisition of The Woodlands Towers at The Waterway. The Century Park asset included both building and land components. The impairment related to the building component, while the land component was not impaired. The Company recognized an impairment due to decreases in estimated future cash flows and as a result of the impact of a shorter-than-anticipated holding term. The Company used weighted market and income valuation techniques to estimate the fair value of Century Park. Market valuation was based on recent sales of similar commercial properties in and around Houston, Texas. For the income approach, the Company utilized a capitalization rate of 8.75%, and probability-weighted scenarios assuming lease-up periods ranging from 24 months to 48 months, and management’s estimate of future lease income and carry costs. In December 2021, the Company completed the sale of Century Park.

In 2020, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk. The Company recognized the impairment due to decreases in estimated future cash flows as a result of the impact of a shorter-than-anticipated holding term due to management’s plans to divest the non-core operating asset, decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. The Company used a discounted cash flow analysis using a capitalization rate of 10% to determine fair value. In June 2022, the Company completed the sale of the Outlet Collection at Riverwalk.

Each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded during the year ended December 31, 2022.
HHC 2022 FORM 10-K | 89

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

In 2021, the Company recorded a $17.7 million impairment of its equity investment in 110 North Wacker. The Company recognized the impairment due to a change in the anticipated holding period as the Company entered into a plan to sell its interest in 110 North Wacker. In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker.

In 2020, the Company recorded a $6.0 million impairment of its equity investment in Mr. C Seaport. The Company recognized the impairment due to a change in the anticipated holding period as the Company entered into a plan to sell its 35% equity investment in Mr. C Seaport to its venture partners. In July 2020, the Company completed the sale of its interest in Mr. C Seaport.

For information regarding the asset sales discussed above, see Note 3 - Acquisitions and Dispositions.

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

The following table summarizes the pre-tax impacts of the items mentioned above on the Consolidated Statements of Operations for the years ended December 31, 2021, and 2020. There were no impairments in 2022.

thousands	Statements of Operations Line Item	2021	2020
Operating assets:
Outlet Collection at Riverwalk	Provision for impairment	$—	$48,738
Century Park	Provision for impairment	13,068	—
Equity Investments:
110 North Wacker	Equity in earnings (losses) from unconsolidated ventures	17,673	—
Mr. C Seaport	Equity in earnings (losses) from unconsolidated ventures	—	6,000
Other Assets:
Condominium Inventory	Condominium rights and unit sales	2,268	7,644
HHC 2022 FORM 10-K | 90

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

5. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets as of December 31:

thousands	2022	2021
Special Improvement District receivable	$64,091	$86,165
Security, escrow and other deposits	48,578	45,546
In-place leases	39,696	44,225
Interest rate derivative assets	30,860	1,257
Intangibles	25,170	29,752
Condominium inventory	22,452	57,507
Prepaid expenses	18,806	21,370
Other	11,683	6,617
Tenant incentives and other receivables	8,252	6,623
TIF receivable	1,893	855
Food and beverage and lifestyle inventory	872	1,039
Prepaid expenses and other assets, net	$272,353	$300,956

Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses as of December 31:

thousands	2022	2021
Condominium deposit liabilities	$390,253	$368,997
Construction payables	260,257	284,384
Deferred income	85,006	71,902
Accrued interest	49,156	47,738
Accrued real estate taxes	37,835	26,965
Accounts payable and accrued expenses	36,174	72,828
Accrued payroll and other employee liabilities	30,874	29,648
Other	28,856	23,310
Tenant and other deposits	26,100	30,943
Interest rate derivative liabilities	—	26,452
Accounts payable and accrued expenses	$944,511	$983,167

HHC 2022 FORM 10-K | 91

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

6. Intangibles

The following table summarizes the Company’s intangible assets and liabilities:

	As of December 31, 2022			As of December 31, 2021
	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount

thousands
Intangible Assets:
Other intangibles (a)	$34,123	$(9,110)	$25,013	$34,123	$(5,834)	$28,289
Goodwill	—	—	—	1,307	—	1,307
Indefinite lived intangibles	157	—	157	157	—	157

Tenant leases:
In-place value	57,087	(17,391)	39,696	63,249	(19,024)	44,225
Above-market	500	(446)	54	1,951	(1,790)	161
Below-market	(4,255)	3,512	(743)	(4,729)	3,539	(1,190)
Total indefinite lived intangibles			$157			$1,464
Total amortizing intangibles			$64,020			$71,485
(a)Primarily associated with the Company’s Las Vegas Aviators Triple-A professional baseball team

The tenant in-place, above-market and below-market lease intangible assets resulted from real estate acquisitions. The in‑place value and above-market value of tenant leases are included in Prepaid expenses and other assets, net and are amortized over periods that approximate the related lease terms. The below‑market tenant leases are included in Accounts payable and accrued expenses and are amortized over the remaining non-cancelable terms of the respective leases. See Note 5 - Other Assets and Liabilities for additional information regarding Prepaid expenses and other assets, net and Accounts payable and accrued expenses.

Net amortization and accretion expense for these intangible assets and liabilities was $7.5 million in 2022, $7.5 million in 2021 and $5.8 million in 2020.

Future net amortization and accretion expense is estimated for each of the five succeeding years as shown below:

thousands	2023	2024	2025	2026	2027
Net amortization and accretion expense	$7,076	$7,080	$7,240	$7,212	$6,933

HHC 2022 FORM 10-K | 92

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

7. Mortgages, Notes and Loans Payable, Net

Mortgages, Notes and Loans Payable Mortgages, notes and loans payable, net are summarized as follows:

	December 31,
thousands	2022	2021
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,500,841	1,006,428
Special Improvement District bonds	59,777	69,131
Variable-rate debt (a)
Secured Bridgeland Notes	275,000	275,000
Senior Secured Credit Facility	—	316,656
Secured mortgages payable	916,570	922,201
Unamortized deferred financing costs (b)	(55,005)	(48,259)
Mortgages, notes and loans payable, net	$4,747,183	$4,591,157
(a)The Company has entered into derivative instruments to manage a portion of the variable interest rate exposure. See Note 9 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of December 31, 2022, land, buildings and equipment, developments and other collateral with an aggregate net book value of $4.4 billion have been pledged as collateral for HHC’s debt obligations. HHC’s senior notes totaling $2.1 billion and $87.6 million of Secured mortgages payable are recourse to the Company.

Senior Unsecured Notes During 2020 and 2021, the Company issued $2.1 billion of aggregate principal of senior unsecured notes. These notes have fixed rates of interest that are payable semi-annually and are interest only until maturity. These debt obligations are redeemable prior to the maturity date subject to a “make-whole” premium which decreases annually until 2026 at which time the redemption make-whole premium is no longer applicable. The following table summarizes the Company’s senior unsecured notes by issuance date:

$ in thousands	Principal	Maturity Date	Interest Rate
August 2020	$750,000	August 2028	5.375%
February 2021	650,000	February 2029	4.125%
February 2021	650,000	February 2031	4.375%
Senior unsecured notes	$2,050,000

Secured Mortgages Payable The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. Certain of the Company’s loans contain provisions that grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. Construction loans related to the Company’s development properties are generally variable-rate, interest-only, and have maturities of 5 years or less. Debt obligations related to the Company’s operating properties generally require monthly installments of principal and interest over its contractual life.

The following table summarizes the Company’s Secured mortgages payable:

	December 31, 2022				December 31, 2021
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,500,841	3.13% - 7.67%	4.39%	7.4	$1,006,428	3.13% - 4.92%	3.92%	8.7
Variable rate (b)	916,570	6.05% - 9.39%	7.36%	2.6	922,201	1.70% - 5.10%	2.99%	1.9
Secured mortgages payable	$2,417,411	3.13% - 9.39%	5.51%	5.6	$1,928,629	1.70% - 5.10%	3.48%	5.5
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of December 31, 2022 and 2021, excluding the effects of interest rate derivatives.
HHC 2022 FORM 10-K | 93

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

The Company has entered into derivative instruments to manage a portion of the Company’s variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate hedges, was 5.91% as of December 31, 2022, and 3.71% as of December 31, 2021. See Note 9 - Derivative Instruments and Hedging Activities for additional information.

The Company’s secured mortgages mature over various terms through December 2039. On certain of its debt obligations, the Company has the option to exercise extension options, subject to certain terms, which may include minimum debt service coverage, minimum occupancy levels or condominium sales levels, as applicable, and other performance criteria. In certain cases, due to property performance not meeting identified covenants, the Company may be required to pay down a portion of the loan to exercise the extension option.

During 2022, the Company’s mortgage activity included new borrowings of $899.2 million (excluding undrawn amounts on new construction loans), draws on existing mortgages of $336.7 million, and repayments of $790.7 million. As of December 31, 2022, the Company’s secured mortgage loans had $934.1 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2051 as of December 31, 2022, and fixed rates ranging from 4.00% to 6.05% with maturities ranging from 2025 to 2051 as of December 31, 2021. For the year ended December 31, 2022, obligations of $7.8 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes In September 2021, the Company closed on a $275.0 million financing with maturity in 2026. This financing is secured by MUD receivables and land in Bridgeland. The loan required a $27.5 million fully refundable deposit and has a net effective interest rate of 6.60%, based on the Secured Overnight Financing Rate (SOFR) of 4.30% at December 31, 2022. In December 2022, the borrowing capacity of this obligation was expanded from $275.0 million to $475.0 million, resulting in available capacity of $200.0 million as of December 31, 2022.

Senior Secured Credit Facility In 2018, the Company entered into a $700.0 million loan agreement, which provided for a $615.0 million term loan (the Term Loan) and an $85.0 million revolver loan (the Revolver Loan and together with the Term Loan, the Senior Secured Credit Facility). There were no outstanding borrowings under the Revolver Loan in 2022. In the fourth quarter of 2022, the Company fully repaid the outstanding borrowings under the Term Loan and retired the Senior Secured Credit Facility. Prior to the repayment, any outstanding balances were swapped to a fixed interest rate of 4.61%.

Debt Compliance As of December 31, 2022, the Company was in compliance with all debt covenants with the exception of the debt service coverage ratios for three property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHC 2022 FORM 10-K | 94

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Scheduled Maturities The following table summarizes the contractual obligations relating to the Company’s mortgages, notes and loans payable as of December 31, 2022:

thousands	Mortgages, notes and loans payable principal payments
2023	$166,062
2024	62,150
2025	386,314
2026	556,475
2027	298,458
Thereafter	3,332,729
Total principal payments	4,802,188
Unamortized deferred financing costs	(55,005)
Mortgages, notes and loans payable	$4,747,183

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	December 31, 2022				December 31, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$30,860	$—	$30,860	$—	$1,257	$—	$1,257	$—
Liabilities:
Interest rate derivative liabilities	$—	$—	$—	$—	$26,452	$—	$26,452	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

HHC 2022 FORM 10-K | 95

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2022		December 31, 2021
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,098,937	$1,098,937	$1,216,637	$1,216,637
Accounts receivable, net (a)	Level 3	103,437	103,437	86,388	86,388
Notes receivable, net (b)	Level 3	3,339	3,339	7,561	7,561

Liabilities:
Fixed-rate debt (c)	Level 2	3,610,618	3,298,859	3,125,559	3,186,139
Variable-rate debt (c)	Level 2	1,191,570	1,191,570	1,513,857	1,513,857
(a)Accounts receivable, net is shown net of an allowance of $8.9 million at December 31, 2022, and $16.5 million at December 31, 2021. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an allowance of $0.1 million at December 31, 2022, and $0.2 million at December 31, 2021.
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

The below table includes a non-financial asset that was measured at fair value on a non-recurring basis resulting in the property being impaired:

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

HHC 2022 FORM 10-K | 96

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

9. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. Certain of the Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings within Interest expense on the Consolidated Statements of Operations. These derivatives are recorded on a gross basis at fair value on the balance sheet.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of December 31, 2022 and 2021.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. During the years ended December 31, 2022 and 2021, there were no termination events. During the year ended December 31, 2022, the Company recorded an immaterial reduction in Interest expense related to the amortization of a previously terminated swap.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, HHC estimates that $13.3 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Prepaid expenses and other assets, net and derivative liabilities in Accounts payable and accrued expenses.

					Fair Value Asset (Liability)
	Notional	Fixed Interest	Effective	Maturity	December 31,	December 31,
thousands	Amount	Rate (a)	Date	Date	2022	2021
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	285,000	2.00%	3/12/2021	9/15/2023	$5,748	$300
Interest rate cap	83,200	2.00%	3/12/2021	9/15/2023	1,677	87
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	3,791	485
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	3,007	385

Derivative instruments designated as hedging instruments:
Interest rate swap	615,000	2.96%	9/21/2018	9/18/2023	$8,262	$(23,477)
Interest rate swap	200,000	3.69%	1/3/2023	1/1/2027	978	—
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	378	—
Interest rate cap	75,000	5.00%	12/22/2022	12/21/2025	655	—
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	3,321	—
Interest rate swap	35,296	4.89%	11/1/2019	1/1/2032	3,043	(2,975)

Total fair value derivative assets					$30,860	$1,257
Total fair value derivative liabilities					—	(26,452)
Total fair value derivatives asset (liability), net					$30,860	$(25,195)
(a)These rates represent the swap rate and cap strike rate on HHC’s interest rate swaps and caps.
(b)Interest income related to these contracts was $13.0 million for the year ended December 31, 2022, and was not material in 2021.
HHC 2022 FORM 10-K | 97

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
thousands	2022	2021	2020
Interest rate derivatives	$25,657	$5,300	$(34,906)

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
thousands	2022	2021	2020
Interest expense	$(6,041)	$(12,660)	$(11,836)

Credit-risk-related Contingent Features The Company has agreements with certain derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of December 31, 2022.

10. Commitments and Contingencies

Litigation In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions are not expected to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their property and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. On September 8, 2022, the plaintiffs filed a motion for a new trial. On October 21, 2022, the Court denied the motion for a new trial. On November 7, 2022, the Plaintiffs filed their notice of appeal. The Company will continue to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. The Company recorded total expenses of $99.2 million for the estimated repair costs related to this matter during 2020, with an additional $21.0 million charged during 2021, and $2.7 million charged during 2022. These amounts were included in Condominium rights and unit cost of sales in the accompanying Consolidated Statements of Operations. As of December 31, 2022, a total of $35.2 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

HHC 2022 FORM 10-K | 98

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
250 Water Street In 2021, the Company received the necessary approvals for its 250 Water Street development project, which includes a mixed-use development with affordable and market-rate apartments, community-oriented spaces and office space. In May 2021, the Company received approval from the New York City Landmarks Preservation Commission (LPC) on its proposed design for the 250 Water Street site. The Company received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which allowed the necessary transfer of development rights to the parking lot site. The Company began initial foundation and voluntary site remediation work in the second quarter of 2022.

The Company has prevailed in various lawsuits filed in 2021 and 2022 challenging the zoning and development approvals in order to prevent construction of this project. In September 2021, the New York State Supreme Court dismissed on procedural grounds a lawsuit challenging the LPC approval. In February 2022, an additional lawsuit was filed in New York State Supreme Court by opponents of the project challenging the land use approvals for 250 Water Street previously granted to the Company under the ULURP, and in August 2022 the Court ruled in the Company’s favor, denying all claims of the petitioners. The same petitioners subsequently filed a request to reargue and renew the case, which the Court rejected in January 2023.

A separate lawsuit was filed in July 2022 again challenging the Landmarks Preservation Commission approval. In January 2023, a Court ruled in favor of the petitioners vacating the Certificate of Appropriateness (COA) issued by the LPC, and ordered construction to cease at 250 Water Street, absent further court order. The Company immediately appealed this decision. On January 19, 2023, an appellate court judge granted an interim stay of the trial court’s order, that allowed construction work, which resumed in February 2023, to continue unabated pending a full hearing by the Appellate Division on February 27, 2023. Although it is not possible to predict with certainty the outcome of the appeal, the Company believes that it has substantial legal and factual defenses to overturn on appeal the trial court’s verdict. The lawsuit is not seeking monetary damages as the petitioners are seeking to enjoin the Company from moving forward with the development of 250 Water Street. Because the Company believes that a potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter.

Letters of Credit and Surety Bonds As of December 31, 2022, the Company had outstanding letters of credit totaling $2.1 million and surety bonds totaling $346.3 million. As of December 31, 2021, the Company had outstanding letters of credit totaling $5.1 million and surety bonds totaling $331.0 million. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Consolidated Balance Sheets. See Note 17 - Leases for further discussion. Contractual rental expense, including participation rent, was $5.6 million for the year ended December 31, 2022, $7.2 million for the year ended December 31, 2021, and $7.2 million for the year ended December 31, 2020. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements In October 2022, Floreo, the Company’s 50% owned joint venture in Teravalis, closed on a $165 million bond financing with Mizuho Capital Markets, LLC (Mizuho), and at initial closing, borrowed $57.5 million. A wholly owned subsidiary of the Company (HHC Member) provided a guarantee for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the Loan-to-Value (LTV) ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guarantee of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guarantee, which was recognized in Accounts payable and accrued expenses on the Consolidated Balance Sheets as of December 31, 2022. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guarantee is equal to the cash collateral that the Company may be obligated to post. As of December 31, 2022, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

In conjunction with the execution of the ground lease for the Seaport, the Company executed a completion guarantee for the core and shell construction of the Tin Building. The core and shell construction was completed in the fourth quarter of 2021, and the remainder of construction was completed in the third quarter of 2022. The Company received the necessary approvals from the New York City Economic Development Corporation to relinquish the guarantee in early 2023.

HHC 2022 FORM 10-K | 99

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of December 31, 2022, any obligations to pay special taxes are not probable.

As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha and Ae‘o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō‘ula, Victoria Place, and The Park Ward Village will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to fulfill the remaining reserved housing guarantee in the community. Ulana Ward Village began construction in early 2023. The Company expects reserved housing towers to be delivered on a break-even basis.

The Company evaluates the likelihood of future performance under these guarantees and, as of December 31, 2022, and 2021, there were no events requiring financial performance under these guarantees.

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

As of December 31, 2022, there were a maximum of 948,606 shares available for future grants under the Company’s 2020 Equity Plan.

The following summarizes stock-based compensation expense, net of amounts capitalized to development projects, for the years ended December 31:

thousands	2022	2021	2020
Stock Options (a)(b)	$250	$227	$(1,892)
Restricted Stock (c)	6,860	7,332	6,520
Pre-tax stock-based compensation expense	$7,110	$7,559	$4,628
Income tax benefit	$636	$882	$167
(a)Amounts shown are net of an immaterial amount capitalized to development projects in 2022, $0.1 million capitalized to development projects in 2021 and $0.2 million capitalized to development projects in 2020.
(b)The credit position for the year ended December 31, 2020, was due to significant forfeitures which exceeded the expense.
(c)Amounts shown are net of $4.8 million capitalized to development projects in 2022, $2.2 million capitalized to development projects in 2021 and $0.9 million capitalized to development projects in 2020.

HHC 2022 FORM 10-K | 100

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Stock Options The following table summarizes stock option activity:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2021	270,487	$112.61
Granted	13,000	$65.99
Exercised (a)	(4,500)	68.61
Forfeited	(11,900)	126.67
Expired	(8,100)	118.70
Stock options outstanding at December 31, 2022	258,987	$110.20	4.2	$240,858

Stock options vested and expected to vest at December 31, 2022	257,062	$110.45	4.2	$231,823
Stock options exercisable at December 31, 2022	179,150	$118.90	2.8	$—
(a)The total intrinsic value of stock options exercised was $0.1 million during 2022, $2.6 million during 2021, and $2.4 million during 2020, based on the difference between the market price at the exercise date and the exercise price.

Cash received from stock option exercises was $0.3 million in 2022, $4.1 million in 2021, and $4.6 million in 2020. The tax benefit from these exercises was immaterial.

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

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	2022	2021	2020
Weighted-average grant date fair value	$37.70	$41.52	$32.10
Assumptions
Expected life of options (in years)	7.5	7.5	7.5
Risk-free interest rate	3.4%	1.2%	0.7%
Expected volatility	50.3%	36.5%	40.4%
Expected annual dividend per share	—	—	—

Generally, options granted vest over requisite service periods, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapse after the five-year anniversary of the grant date.

The balance of unamortized stock option expense as of December 31, 2022, is $1.4 million, which is expected to be recognized over a weighted‑average period of 3.3 years.

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

HHC 2022 FORM 10-K | 101

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following table summarizes restricted stock activity:

	Restricted Stock	Weighted-average Grant Date Fair Value
Restricted stock outstanding at December 31, 2021	405,966	$72.20
Granted	154,599	88.19
Vested	(101,000)	103.48
Forfeited	(106,102)	55.96
Restricted stock outstanding at December 31, 2022	353,463	$75.14

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

The weighted-average grant-date fair value per share of restricted stock granted was $83.91 during 2021 and $71.48 during 2020. The fair value of restricted stock that vested was $8.0 million during 2022, $6.9 million during 2021, and $5.6 million during 2020, based on the market price at the vesting date.

The balance of unamortized restricted stock expense as of December 31, 2022, was $16.2 million, which is expected to be recognized over a weighted‑average period of 2.2 years.

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

The following summarizes income tax expense (benefit) for the years ended December 31:

thousands	2022	2021	2020
Current	$18,478	$4,797	$826
Deferred	42,022	10,356	10,827
Total	$60,500	$15,153	$11,653

Reconciliation of the Income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported Income tax expense (benefit) for the years ended December 31 is as follows:

thousands except percentages	2022	2021	2020
Income (loss) before income taxes	$245,136	$64,077	$8,480
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax computed at the U.S. federal statutory rate	$51,479	$13,456	$1,781
Increase (decrease) in valuation allowance, net	1,065	2,378	11,822
State income tax expense (benefit), net of federal income tax	5,483	(3,182)	(2,608)
Tax expense (benefit) from other change in rates, prior period adjustments and other permanent differences	315	(181)	2,271
Tax expense on compensation disallowance	2,180	1,570	1,553
Net (income) loss attributable to noncontrolling interests (a)	(22)	1,507	(4,826)
Tax expense (benefit) on tax credits	—	(395)	1,660
Income tax expense (benefit)	$60,500	$15,153	$11,653
Effective tax rate	24.7%	23.6%	137.4%
(a)The Company deconsolidated 110 North Wacker in the third quarter of 2020. Refer to Note 2 - Investments in Unconsolidated Ventures for additional information.

HHC 2022 FORM 10-K | 102

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
As of December 31, 2022, the amounts and expiration dates of operating loss carryforwards for tax purposes are as follows:

thousands	Amount
Net operating loss carryforwards - Federal (a)	$132,736
Net operating loss carryforwards - State (b)	606,681
(a)Federal net operating loss carryforwards have an indefinite carryforward period.
(b)State net operating loss carryforwards of $279.5 million have an indefinite carryforward period. The remaining $327.2 million of carryforwards have varying carryforward periods through 2042. A valuation allowance has been recorded against the deferred tax benefit related to a majority of the state net operating loss carryforwards.

The following summarizes tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31:

thousands	2022	2021
Deferred tax assets:
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	$24,141	$—
Operating loss and tax carryforwards	65,829	119,884
Total deferred tax assets	89,970	119,884
Valuation allowance	(39,478)	(40,477)
Total net deferred tax assets	$50,492	$79,407
Deferred tax liabilities:
Property associated with MPCs, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(214,045)	$(176,904)
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	—	(27,364)
Deferred income	(90,783)	(79,976)
Total deferred tax liabilities	(304,828)	(284,244)
Total net deferred tax liabilities	$(254,336)	$(204,837)

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

Generally, the Company is currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2019 through 2022. In the Company’s opinion, it has made adequate tax provisions for years subject to examination. However, the final determination of tax examinations and any related litigation could be different from what was reported on the returns.

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

The Company recognizes and reports interest and penalties related to unrecognized tax benefits, if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2022, 2021 or 2020, and therefore did not recognize any interest expense or penalties on unrecognized tax benefits.

HHC 2022 FORM 10-K | 103

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

13. Warrants

On October 7, 2016, the Company entered into a warrant agreement with David R. O’Reilly, (O’Reilly Warrant) prior to his appointment to his previous position of Chief Financial Officer. Upon exercise of the warrant, Mr. O’Reilly could acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant became exercisable on April 6, 2022, and expired on October 2, 2022, without being exercised.

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

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without cause under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment. The warrant expiration dates remain unchanged. Neither of these warrants have been exercised as of December 31, 2022.

14. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

thousands
Balance as of December 31, 2019	$(29,372)
Other comprehensive income (loss) before reclassifications	(34,906)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	11,836
Pension adjustment	(84)
Share of investee’s other comprehensive income	1,002
Deconsolidation of 110 North Wacker	12,934
Net current-period other comprehensive income (loss)	(9,218)
Balance at December 31, 2020	$(38,590)
Other comprehensive income (loss) before reclassifications	5,300
(Gain) loss reclassified from accumulated other comprehensive loss to net income	12,660
Pension adjustment	452
Share of investee's other comprehensive income	5,721
Net current-period other comprehensive income (loss)	24,133
Balance at December 31, 2021	$(14,457)
Other comprehensive income (loss) before reclassifications	25,657
(Gain) loss reclassified from accumulated other comprehensive loss to net income	6,041
Pension adjustment	(183)
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Net current-period other comprehensive income (loss)	24,792
Balance at December 31, 2022	$10,335
(a)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. See Note 2 - Investments in Unconsolidated Ventures for additional information.
HHC 2022 FORM 10-K | 104

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components thousands	Amounts reclassified from Accumulated other comprehensive income (loss)
	For the Year Ended		Affected line items in the Statements of Operations
	2022	2021
(Gains) losses on cash flow hedges	$7,778	$16,221	Interest expense
Company's share of previously deferred derivative gains	(8,636)	—	Equity in earnings (losses) from unconsolidated ventures
Income taxes on (gains) losses on cash flow hedges	176	(3,561)	Income tax expense (benefit)
Total reclassifications of (income) loss for the period	$(682)	$12,660

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

Information related to the Company’s EPS calculations is summarized for the years ended December 31 as follows:

thousands except per share amounts	2022	2021	2020
Net income (loss)
Net income (loss)	$184,636	$48,924	$(3,173)
Net (income) loss attributable to noncontrolling interests	(103)	7,176	(22,981)
Net income (loss) attributable to common stockholders	$184,533	$56,100	$(26,154)

Shares
Weighted-average common shares outstanding - basic	50,513	54,596	52,522
Restricted stock and stock options	45	53	—
Weighted-average common shares outstanding - diluted	50,558	54,649	52,522

Net income (loss) per common share
Basic income (loss) per share	$3.65	$1.03	$(0.50)
Diluted income (loss) per share	$3.65	$1.03	$(0.50)

The diluted EPS computation excludes 253,987 shares of stock options as of December 31, 2022, 255,987 shares as of December 31, 2021, and 372,736 shares as of December 31, 2020, because their effect is anti-dilutive. The diluted EPS computation also excludes 277,295 shares of restricted stock as of December 31, 2022, 299,506 shares as of December 31, 2021, and 409,110 shares as of December 31, 2020, because their effect is anti-dilutive.

Common Stock Repurchases In October 2021, the Company’s board of directors (Board) authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open-market transactions. During the fourth quarter of 2021, the Company repurchased 1,023,284 shares of its common stock, par value $0.01 per share, for $96.6 million, or approximately $94.42 per share. During the first quarter of 2022, the Company repurchased an additional 1,579,646 shares of its common stock, for $153.4 million, or approximately $97.10 per share, thereby completing all authorized purchases under the October 2021 plan.

In March 2022, the Board authorized an additional share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During 2022, the Company repurchased 2,704,228 shares of its common stock under this program for approximately $235.0 million at an average price of $86.90 per share. All purchases were funded with cash on hand.

HHC 2022 FORM 10-K | 105

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

16. Revenues

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

The following presents the Company’s revenues disaggregated by revenue source for the years ended December 31:

thousands	2022	2021	2020
Revenues from contracts with customers
Recognized at a point in time
Condominium rights and unit sales	$677,078	$514,597	$1,143
Master Planned Communities land sales	316,065	346,217	233,044
Builder price participation	71,761	45,138	37,072
Total	1,064,904	905,952	271,259

Recognized at a point in time or over time
Other land, rental and property revenues	144,481	152,619	105,048

Rental and lease-related revenues
Rental revenue	399,103	369,330	323,182
Total revenues	$1,608,488	$1,427,901	$699,489

Revenues by segment
Operating Assets revenues	$431,834	$442,698	$372,057
Master Planned Communities revenues	408,365	409,746	283,953
Seaport revenues	88,468	55,008	23,814
Strategic Developments revenues	679,763	520,109	19,407
Corporate revenues	58	340	258
Total revenues	$1,608,488	$1,427,901	$699,489

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance as of December 31, 2020	$360,416
Consideration earned during the period	(584,115)
Consideration received during the period	654,876
Balance as of December 31, 2021	$431,177
Consideration earned during the period	(799,401)
Consideration received during the period	826,055
Balance as of December 31, 2022	$457,831

HHC 2022 FORM 10-K | 106

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of December 31, 2022, is $2.5 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$82,078	$788,845	$1,650,684

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

17. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of December 31, 2022, or December 31, 2021.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The majority of the Company’s leases have remaining lease terms of less than one year to approximately 50 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings and office space constructed on its ground leases to third parties.

In June 2022, the Company sold the Outlet Collection at Riverwalk, which was subject to a ground lease, resulting in a reduction in the Company’s operating lease right-of-use assets and obligations as well as future minimum lease payments. As of December 31, 2022, the Company’s operating leases primarily relate to properties in the Seaport.

The Company’s leased assets and liabilities are as follows:

thousands	2022	2021
Assets
Operating lease right-of-use assets, net	$46,926	$57,022
Liabilities
Operating lease obligations	$51,321	$69,363

The components of lease expense for the years ended December 31 are as follows:

thousands	2022	2021
Operating lease cost	$7,449	$8,495
Variable lease costs	904	823
Total lease cost	$8,353	$9,318
HHC 2022 FORM 10-K | 107

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Future minimum lease payments as of December 31, 2022, are as follows:

thousands	Operating Leases
2023	$4,834
2024	4,878
2025	3,493
2026	3,269
2027	3,336
Thereafter	241,294
Total lease payments	261,104
Less: imputed interest	(209,783)
Present value of lease liabilities	$51,321

Other information related to the Company’s lessee agreements is as follows:

Supplemental Consolidated Statements of Cash Flows Information	Year ended December 31,
thousands	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$5,718	$6,930

Other Information	2022	2021
Weighted-average remaining lease term (years)
Operating leases	43.8	38.7
Weighted-average discount rate
Operating leases	7.7%	7.7%
Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of December 31, 2022, are as follows:

	Year ended December 31,
thousands	2022	2021
Total minimum rent payments	$229,302	$223,138

Total future minimum rents associated with operating leases are as follows:

thousands	Total Minimum Rent
2023	$236,188
2024	239,414
2025	218,399
2026	198,114
2027	185,526
Thereafter	802,060
Total	$1,879,701

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

HHC 2022 FORM 10-K | 108

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
–Seaport – consists of approximately 473,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building as well as the 250 Water Street development, and equity interest in Jean-Georges Restaurants.
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Year ended December 31, 2022
Total revenues	$431,834	$408,365	$88,468	$679,763	$1,608,430
Total operating expenses	(194,496)	(173,905)	(104,393)	(504,036)	(976,830)
Segment operating income (loss)	237,338	234,460	(15,925)	175,727	631,600
Depreciation and amortization	(154,626)	(394)	(36,338)	(5,319)	(196,677)
Interest income (expense), net	(89,959)	50,305	3,902	17,073	(18,679)
Other income (loss), net	(1,140)	23	245	1,799	927
Equity in earnings (losses) from unconsolidated ventures	22,263	(1,407)	(36,273)	868	(14,549)
Gain (loss) on sale or disposal of real estate and other assets, net	29,588	—	—	90	29,678
Gain (loss) on extinguishment of debt	(2,230)	—	—	—	(2,230)
Segment EBT	$41,234	$282,987	$(84,389)	$190,238	$430,070
Corporate income, expenses and other items					(245,434)
Net income (loss)					184,636
Net (income) loss attributable to noncontrolling interests					(103)
Net income (loss) attributable to common stockholders					$184,533

HHC 2022 FORM 10-K | 109

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Year Ended December 31, 2021
Total revenues	$442,698	$409,746	$55,008	$520,109	$1,427,561
Total operating expenses	(209,020)	(193,851)	(77,198)	(436,698)	(916,767)
Segment operating income (loss)	233,678	215,895	(22,190)	83,411	510,794
Depreciation and amortization	(163,031)	(366)	(30,867)	(6,512)	(200,776)
Interest income (expense), net	(75,391)	42,683	357	3,701	(28,650)
Other income (loss), net	(10,746)	—	(3,730)	2,536	(11,940)
Equity in earnings (losses) from unconsolidated ventures	(67,042)	59,399	(1,988)	(221)	(9,852)
Gain (loss) on sale or disposal of real estate and other assets, net	39,168	—	—	13,911	53,079
Gain (loss) on extinguishment of debt	(1,926)	(1,004)	—	—	(2,930)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(45,290)	$316,607	$(58,418)	$83,758	$296,657
Corporate income, expenses and other items					(247,733)
Net income (loss)					48,924
Net (income) loss attributable to noncontrolling interests					7,176
Net income (loss) attributable to common stockholders					$56,100

Year Ended December 31, 2020
Total revenues	$372,057	$283,953	$23,814	$19,407	$699,231
Total operating expenses	(185,480)	(128,597)	(46,112)	(135,160)	(495,349)
Segment operating income (loss)	186,577	155,356	(22,298)	(115,753)	203,882
Depreciation and amortization	(162,324)	(365)	(41,602)	(6,545)	(210,836)
Interest income (expense), net	(91,411)	36,587	(12,512)	6,312	(61,024)
Other income (loss), net	540	—	(2,616)	2,165	89
Equity in earnings (losses) from unconsolidated ventures	(7,366)	17,845	(9,292)	269,912	271,099
Gain (loss) on sale or disposal of real estate and other assets, net	38,232	—	—	21,710	59,942
Gain (loss) on extinguishment of debt	(1,521)	—	(11,648)	—	(13,169)
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(86,011)	$209,423	$(99,968)	$177,801	$201,245
Corporate income, expenses and other items					(204,418)
Net income (loss)					(3,173)
Net (income) loss attributable to noncontrolling interests					(22,981)
Net income (loss) attributable to common stockholders					$(26,154)
(a)Total revenues includes hospitality revenues of $35.6 million for the year ended December 31, 2021, and $35.2 million for the year ended December 31, 2020. Total operating expenses includes hospitality operating costs of $30.5 million for the year ended December 31, 2021, and $32.3 million for the year ended December 31, 2020. In September 2021, the Company completed the sale of its three hospitality properties. Refer to Note 3 - Acquisitions and Dispositions for additional information.

The following represents assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets as of December 31:

thousands	2022	2021
Operating Assets	$3,448,823	$3,607,718
Master Planned Communities	3,272,655	3,056,240
Seaport	1,166,950	1,046,992
Strategic Developments	1,359,180	1,193,549
Total segment assets	9,247,608	8,904,499
Corporate	355,855	677,195
Total assets	$9,603,463	$9,581,694

HHC 2022 FORM 10-K | 110

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)(f)	Land	Buildings and Improvements (f)	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Bridgeland
Bridgeland	Cypress, TX	MPC	$275,000	$260,223	$—	$278,701	$1,580	$538,924	$1,580	$540,504	$(757)		2004
Bridgeland Predevelopment	Cypress, TX	Development	—	—	3,051	—	—	—	3,051	3,051	—
Lakeland Village Center at Bridgeland	Cypress, TX	Retail	—	2,404	11,135	—	3,456	2,404	14,591	16,995	(2,814)	2015	2016
Lakeside Row	Cypress, TX	Multi-family	35,500	812	42,875	—	428	812	43,303	44,115	(5,611)	2018	2019
Starling at Bridgeland	Cypress, TX	Multi-family	31,155	1,511	55,117	—	—	1,511	55,117	56,628	(271)	2021	2022
Wingspan	Cypress, TX	Development	1	—	18,604	—	—	—	18,604	18,604	—	2022
Columbia
Columbia	Columbia, MD	MPC	—	457,552	—	(440,927)	—	16,625	—	16,625	—		2004
Columbia Predevelopment	Columbia, MD	Development	—	—	9,410	—	—	—	9,410	9,410	—
10 - 70 Columbia Corporate Center	Columbia, MD	Office	58,941	24,685	94,824	—	46,813	24,685	141,637	166,322	(35,027)		2012 / 2014
Columbia Office Properties	Columbia, MD	Office	—	1,175	14,913	—	(1,403)	1,175	13,510	14,685	(6,443)		2004 / 2007
Columbia Regional Building	Columbia, MD	Retail	23,345	—	28,865	—	2,977	—	31,842	31,842	(8,129)	2013	2014
Juniper Apartments	Columbia, MD	Multi-family	117,000	3,923	112,435	—	2,414	3,923	114,849	118,772	(11,604)	2018	2020
Lakefront District	Columbia, MD	Development	—	400	80,053	(400)	(47,539)	—	32,514	32,514	—		Various
Marlow	Columbia, MD	Multi-family	50,881	4,088	120,882	—	—	4,088	120,882	124,970	(154)	2021	2022
Merriweather District	Columbia, MD	Development	—	—	76,808	—	546	—	77,354	77,354	—		2015
Merriweather District Area 3 Retail	Columbia, MD	Retail	—	337	6,945	10	2,028	347	8,973	9,320	(449)	2019	2020
One Mall North	Columbia, MD	Office	16,059	7,822	10,818	—	1,922	7,822	12,740	20,562	(2,389)		2016
One Merriweather	Columbia, MD	Office	49,800	1,433	72,745	—	1,617	1,433	74,362	75,795	(14,610)	2015	2017
Two Merriweather	Columbia, MD	Office	25,600	1,019	33,016	—	5,838	1,019	38,854	39,873	(7,171)	2016	2017
6100 Merriweather	Columbia, MD	Office	76,000	2,550	112,669	—	2,059	2,550	114,728	117,278	(11,741)	2018	2019
South Lake Medical Office Building	Columbia, MD	Development	—	—	4,711	—	—	—	4,711	4,711	—	2022
Teravalis
Teravalis	Phoenix, AZ	MPC	—	544,546	312	—	—	544,546	312	544,858	(17)		2021
Seaport
85 South Street	New York, NY	Multi-family	—	15,913	8,137	—	3,468	15,913	11,605	27,518	(5,541)		2014
Seaport Predevelopment	New York, NY	Development	—	—	11,224	—	—	—	11,224	11,224	—	2013
Tin Building	New York, NY	Retail	—	—	200,401	—	—	—	200,401	200,401	(4,315)	2017	2022
Pier 17	New York, NY	Retail	—	—	468,476	—	31,980	—	500,456	500,456	(89,988)	2013	2018
Historic District Area / Uplands	New York, NY	Retail	—	—	7,884	—	119,564	—	127,448	127,448	(26,425)	2013	2016
250 Water Street	New York, NY	Development	100,000	—	179,471	—	63,055	—	242,526	242,526	—		2018
Summerlin
1700 Pavilion (g)	Las Vegas, NV	Office	38,128	1,700	89,311	—	—	1,700	89,311	91,011	(215)	2021	2022
Aristocrat	Las Vegas, NV	Office	35,060	5,004	34,588	—	152	5,004	34,740	39,744	(5,489)	2017	2018
Constellation Apartments	Las Vegas, NV	Multi-family	24,200	3,069	39,759	—	1,691	3,069	41,450	44,519	(7,784)		2017
Downtown Summerlin (g)(h)	Las Vegas, NV	Retail/Office	1,933	30,855	364,100	—	27,315	30,855	391,415	422,270	(113,520)	2013	2014 / 2015
Hockey Ground Lease (g)	Las Vegas, NV	Other	180	—	—	6,705	2,198	6,705	2,198	8,903	(293)		2017
Las Vegas Ballpark (i)	Las Vegas, NV	Other	44,802	5,318	124,391	—	1,064	5,318	125,455	130,773	(24,161)	2018	2019
Summerlin South Office	Las Vegas, NV	Development	—	—	10,386	—	—	—	10,386	10,386	—	2022
HHC 2022 FORM 10-K | 111

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)(f)	Land	Buildings and Improvements (f)	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Two Summerlin (g)	Las Vegas, NV	Office	40,873	3,037	47,104	—	1,908	3,037	49,012	52,049	(8,488)	2017	2018
Summerlin (g)	Las Vegas, NV	MPC	57,328	990,179	—	24,332	884	1,014,511	884	1,015,395	(489)		2004
Summerlin Predevelopment	Las Vegas, NV	Development	—	—	10,697	—	—	—	10,697	10,697	—
Tanager Apartments (g)	Las Vegas, NV	Multi-family	58,648	7,331	53,978	—	87	7,331	54,065	61,396	(7,195)	2017	2019
Tanager Echo (g)	Las Vegas, NV	Development	31,552	—	68,341	—	—	—	68,341	68,341	—	2021
The Woodlands
Creekside Park Apartments	The Woodlands, TX	Multi-family	37,730	729	40,116	—	578	729	40,694	41,423	(6,668)	2017	2018
Creekside Park Medical Plaza	The Woodlands, TX	Office	2,845	306	6,912	—	—	306	6,912	7,218	(15)	2022	2022
Creekside Park The Grove	The Woodlands, TX	Multi-family	57,000	1,876	52,382	—	—	1,876	52,382	54,258	(3,399)	2019	2021
Creekside Park West	The Woodlands, TX	Retail	15,869	1,228	17,922	—	549	1,228	18,471	19,699	(1,924)	2018	2019
HHC 242 Self-Storage	The Woodlands, TX	Other	—	878	6,802	—	1,123	878	7,925	8,803	(1,218)	2015	2017
HHC 2978 Self-Storage	The Woodlands, TX	Other	—	124	5,498	—	2,065	124	7,563	7,687	(1,130)	2016	2017
Houston Ground Leases	The Woodlands, TX	Other	—	15,762	1,989	—	—	15,762	1,989	17,751	(125)		Various
One Hughes Landing	The Woodlands, TX	Office	48,286	1,678	34,761	—	(3,940)	1,678	30,821	32,499	(9,880)	2012	2013
Two Hughes Landing	The Woodlands, TX	Office	46,332	1,269	34,950	—	(3,618)	1,269	31,332	32,601	(10,138)	2013	2014
Three Hughes Landing	The Woodlands, TX	Office	70,000	2,626	46,372	—	32,701	2,626	79,073	81,699	(19,843)	2014	2016
1725 Hughes Landing Boulevard	The Woodlands, TX	Office	61,207	1,351	36,764	—	38,203	1,351	74,967	76,318	(26,798)	2013	2015
1735 Hughes Landing Boulevard	The Woodlands, TX	Office	59,006	3,709	97,651	—	(305)	3,709	97,346	101,055	(30,541)	2013	2015
Hughes Landing Daycare	The Woodlands, TX	Other	—	138	—	—	—	138	—	138	—	2018	2019
Hughes Landing Retail	The Woodlands, TX	Retail	32,912	5,184	32,562	—	(36)	5,184	32,526	37,710	(9,643)	2013	2015
1701 Lake Robbins	The Woodlands, TX	Retail	—	1,663	3,725	—	459	1,663	4,184	5,847	(996)		2014
2201 Lake Woodlands Drive	The Woodlands, TX	Office	—	3,755	—	—	1,210	3,755	1,210	4,965	(535)		2011
Lakefront North	The Woodlands, TX	Office	50,000	10,260	39,357	—	15,544	10,260	54,901	65,161	(7,932)		2018
One Lakes Edge	The Woodlands, TX	Multi-family	67,535	1,057	81,768	—	597	1,057	82,365	83,422	(19,645)	2013	2015
Two Lakes Edge	The Woodlands, TX	Multi-family	105,000	1,870	96,349	—	460	1,870	96,809	98,679	(10,560)	2018	2020
The Lane at Waterway	The Woodlands, TX	Multi-family	37,500	2,029	40,033	—	352	2,029	40,385	42,414	(3,478)	2019	2020
Memorial Hermann Medical Office Building	The Woodlands, TX	Office	2,769	586	4,091	—	—	586	4,091	4,677	(59)	2021	2022
Millennium Six Pines Apartments	The Woodlands, TX	Multi-family	42,500	4,000	54,624	7,225	893	11,225	55,517	66,742	(13,294)		2016
Millennium Waterway Apartments	The Woodlands, TX	Multi-family	51,000	15,917	56,002	—	2,471	15,917	58,473	74,390	(23,237)		2012
8770 New Trails	The Woodlands, TX	Office	35,296	2,204	35,033	—	80	2,204	35,113	37,317	(4,731)	2019	2020
9303 New Trails	The Woodlands, TX	Office	9,830	1,929	11,915	—	1,448	1,929	13,363	15,292	(3,884)		2011
3831 Technology Forest Drive	The Woodlands, TX	Office	19,712	514	14,194	—	1,813	514	16,007	16,521	(6,447)	2014	2014
20/25 Waterway Avenue	The Woodlands, TX	Retail	14,500	2,346	8,871	—	65	2,346	8,936	11,282	(2,826)		2011
Waterway Garage Retail	The Woodlands, TX	Retail	—	1,341	4,255	—	1,284	1,341	5,539	6,880	(1,599)		2011
3 Waterway Square	The Woodlands, TX	Office	43,209	748	42,214	—	(2,767)	748	39,447	40,195	(14,907)	2012	2013
4 Waterway Square	The Woodlands, TX	Office	28,786	1,430	51,553	—	7,199	1,430	58,752	60,182	(21,529)		2011
The Woodlands	The Woodlands, TX	MPC	—	269,411	9,814	(84,054)	(9,744)	185,357	70	185,427	(70)		2011
The Woodlands Predevelopment	The Woodlands, TX	Development	—	—	36,647	—	—	—	36,647	36,647	(611)
The Woodlands Parking Garages	The Woodlands, TX	Other	—	5,857	—	2,496	14,967	8,353	14,967	23,320	(3,391)		2011 / 2013
2000 Woodlands Parkway	The Woodlands, TX	Retail	—	—	—	—	655	—	655	655	(225)		2016
The Woodlands Towers at the Waterway (j)	The Woodlands, TX	Office	347,446	11,044	437,561	(1)	24,894	11,043	462,455	473,498	(45,425)		2019
The Woodlands Warehouse	The Woodlands, TX	Other	13,700	4,480	4,389	—	—	4,480	4,389	8,869	(538)		2019
1400 Woodloch Forest	The Woodlands, TX	Office	—	1,570	13,023	—	4,962	1,570	17,985	19,555	(6,311)		2011
HHC 2022 FORM 10-K | 112

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
The Woodlands Hills
The Woodlands Hills	Conroe, TX	MPC	—	99,284	—	12,280	43	111,564	43	111,607	(16)		2014
Ward Village
‘A‘ali‘i	Honolulu, HI	Condominium	—	—	714	—	1,046	—	1,760	1,760	(26)	2018	2021
Ae‘o	Honolulu, HI	Condominium	—	—	1,162	—	—	—	1,162	1,162	(116)	2016	2018
Anaha	Honolulu, HI	Condominium	—	—	1,097	—	—	—	1,097	1,097	(139)	2014	2017
Ke Kilohana	Honolulu, HI	Condominium	—	—	656	—	—	—	656	656	(60)	2016	2019
Kewalo Basin Harbor	Honolulu, HI	Other	11,232	—	24,116	—	22	—	24,138	24,138	(4,794)	2017	2019
Kō‘ula	Honolulu, HI	Condominium	—	—	29,726	—	—	—	29,726	29,726	(10)	2019	2022
The Park Ward Village	Honolulu, HI	Development	—	—	52,066	—	—	—	52,066	52,066	(2,047)	2022
Victoria Place	Honolulu, HI	Development	47,155	—	208,168	—	—	—	208,168	208,168	(6,208)	2021
Waiea	Honolulu, HI	Condominium	—	—	1,206	—	365	—	1,571	1,571	(211)	2014	2017
Ward Predevelopment	Honolulu, HI	Development	1,845	—	135,068	—	—	—	135,068	135,068	(6,116)	2013
Ward Village Retail	Honolulu, HI	Retail	200,000	164,007	89,321	(103,657)	307,414	60,350	396,735	457,085	(119,245)		Various
Total excluding Corporate and Deferred financing costs			2,752,188	3,021,046	4,631,835	(297,290)	719,154	2,723,756	5,350,989	8,074,745	(853,630)
Corporate	Various		2,050,000	885	1,027	(885)	19,400	—	20,427	20,427	(14,070)
Deferred financing costs	N/A		(55,005)	—	—	—	—			—
		Total	$4,747,183	$3,021,931	$4,632,862	$(298,175)	$738,554	$2,723,756	$5,371,416	$8,095,172	$(867,700)
(a)Refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.
(b)Initial cost for projects undergoing development or redevelopment is cost through the end of first complete calendar year subsequent to the asset being placed in service.
(c)For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.
(d)The aggregate cost of land, building and improvements for federal income tax purposes is approximately $7.2 billion.
(e)Reductions in Land reflect transfers to Buildings and Improvements for projects which the Company is internally developing.
(f)Depreciation is based upon the useful lives in Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
(g)Encumbrances balance either represents or is inclusive of SIDs.
(h)Downtown Summerlin includes the One Summerlin office property, which was placed in service in 2015.
(i)Includes the Las Vegas Aviators.
(j)The Woodlands Towers at the Waterway includes 1201 Lake Robbins and 9950 Woodloch Forest.

Reconciliation of Real Estate
thousands	2022	2021	2020
Balance as of January 1	$7,776,555	$7,319,133	$7,268,288
Change in land	396,125	896,508	228,402
Additions	750,610	657,760	716,614
Impairments	—	(13,068)	(48,738)
Dispositions and write-offs and land and condominium costs of sales	(828,118)	(1,083,778)	(845,433)
Balance as of December 31	$8,095,172	$7,776,555	$7,319,133

HHC 2022 FORM 10-K | 113

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

Reconciliation of Accumulated Depreciation
thousands	2022	2021	2020
Balance as of January 1	$743,311	$634,064	$507,933
Depreciation Expense	180,201	185,418	198,556
Dispositions and write-offs	(55,812)	(76,171)	(72,425)
Balance as of December 31	$867,700	$743,311	$634,064

HHC 2022 FORM 10-K | 114

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no other changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s annual report on internal control over financial reporting is provided in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The attestation report of the Company’s independent registered public accounting firm, KPMG LLP, regarding the Company’s internal control over financial reporting is also provided in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.
HHC 2022 FORM 10-K | 115

Table of Contents Index to Financial Statements

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2023 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2023 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2023 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2023 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2023 Annual Meeting of Stockholders.

HHC 2022 FORM 10-K | 116

Table of Contents Index to Financial Statements

PART IV

Item 15.  Exhibits, Financial Statement Schedule

(a)Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements and Schedule listed in the Index to this Form 10-K on page 63 are filed as part of this Annual Report. No additional financial statement schedules are presented as the required information is not applicable, not present in amounts sufficient to require submission of the schedule or because the information required is enclosed in the Consolidated Financial Statements and notes thereto.

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

HHC 2022 FORM 10-K | 117

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

HHC 2022 FORM 10-K | 118

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

HHC 2022 FORM 10-K | 119

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

HHC 2022 FORM 10-K | 120

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

21.1+	List of Subsidiaries

23.1+	Consent of KPMG LLP

23.2+	Consent of Ernst & Young LLP

24.1+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    To be filed by amendment to the Form S-3 filed on March 27, 2020 or by a Current Report on Form 8-K.
**    Management contract, compensatory plan or arrangement
+    Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (iv) Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.

Item 16.  Form 10-K Summary

Not applicable.
HHC 2022 FORM 10-K | 121

Table of Contents Index to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HOWARD HUGHES CORPORATION

/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer	February 27, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	February 27, 2023
William Ackman

/s/ David R. O’Reilly	Chief Executive Officer	February 27, 2023
David R. O’Reilly	(Principal Executive Officer)

/s/ Carlos A. Olea	Chief Financial Officer	February 27, 2023
Carlos A. Olea	(Principal Financial and Accounting Officer)

*	Director	February 27, 2023
Adam Flatto

*	Director	February 27, 2023
Beth Kaplan

*	Director	February 27, 2023
Allen Model

*	Director	February 27, 2023
R. Scot Sellers

*	Director	February 27, 2023
Steven Shepsman

*	Director	February 27, 2023
Mary Ann Tighe

*	Director	February 27, 2023
Anthony Williams

*/s/ David R. O’Reilly
David R. O’Reilly
Attorney-in-fact
HHC 2022 FORM 10-K | 122