Form 10-Q
period 2023-03-31
Howard Hughes Corp
filed 2023-05-08
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of common stock, $0.01 par value, outstanding as of May 1, 2023, was 49,987,999.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	March 31, 2023	December 31, 2022
ASSETS
Master Planned Communities assets	$2,418,631	$2,411,526
Buildings and equipment	4,368,919	4,246,389
Less: accumulated depreciation	(912,636)	(867,700)
Land	310,685	312,230
Developments	1,205,501	1,125,027
Net investment in real estate	7,391,100	7,227,472
Investments in unconsolidated ventures	250,639	246,171
Cash and cash equivalents	417,746	626,653
Restricted cash	471,426	472,284
Accounts receivable, net	105,683	103,437
Municipal Utility District receivables, net	511,078	473,068
Deferred expenses, net	132,777	128,865
Operating lease right-of-use assets, net	46,220	46,926
Other assets, net	253,463	278,587
Total assets	$9,580,132	$9,603,463

LIABILITIES
Mortgages, notes, and loans payable, net	$4,778,106	$4,747,183
Operating lease obligations	51,350	51,321
Deferred tax liabilities, net	250,892	254,336
Accounts payable and other liabilities	917,261	944,511
Total liabilities	5,997,609	5,997,351

Commitments and Contingencies (see Note 9)

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,427,928 issued, and 49,996,486 outstanding as of March 31, 2023, 56,226,273 shares issued, and 49,801,997 outstanding as of December 31, 2022	566	564
Additional paid-in capital	3,977,514	3,972,561
Retained earnings (accumulated deficit)	145,332	168,077
Accumulated other comprehensive income (loss)	5,005	10,335
Treasury stock, at cost, 6,431,442 shares as of March 31, 2023, and 6,424,276 shares as of December 31, 2022	(611,659)	(611,038)
Total stockholders' equity	3,516,758	3,540,499
Noncontrolling interests	65,765	65,613
Total equity	3,582,523	3,606,112
Total liabilities and equity	$9,580,132	$9,603,463
See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
thousands except per share amounts	2023	2022
REVENUES
Condominium rights and unit sales	$6,087	$19,616
Master Planned Communities land sales	59,361	61,468
Rental revenue	97,864	95,109
Other land, rental, and property revenues	18,968	19,537
Builder price participation	14,009	14,496
Total revenues	196,289	210,226

EXPENSES
Condominium rights and unit cost of sales	4,536	14,180
Master Planned Communities cost of sales	22,003	24,686
Operating costs	72,387	65,555
Rental property real estate taxes	15,419	15,182
Provision for (recovery of) doubtful accounts	(2,420)	844
General and administrative	23,553	25,891
Depreciation and amortization	52,009	48,593
Other	3,571	2,409
Total expenses	191,058	197,340

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	4,730	(9)
Other income (loss), net	4,981	(221)
Total other	9,711	(230)

Operating income (loss)	14,942	12,656

Interest income	4,092	24
Interest expense	(38,137)	(27,438)
Gain (loss) on extinguishment of debt	—	(282)
Equity in earnings (losses) from unconsolidated ventures	(4,802)	17,912
Income (loss) before income taxes	(23,905)	2,872
Income tax expense (benefit)	(1,278)	701
Net income (loss)	(22,627)	2,171
Net (income) loss attributable to noncontrolling interests	(118)	(49)
Net income (loss) attributable to common stockholders	$(22,745)	$2,122

Basic income (loss) per share	$(0.46)	$0.04
Diluted income (loss) per share	$(0.46)	$0.04

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
thousands	2023	2022
Net income (loss)	$(22,627)	$2,171
Other comprehensive income (loss):
Interest rate caps and swaps (a)	(5,330)	15,077
Reclassification of the Company's share of previously deferred derivative gains to net income (b)	—	(6,723)
Other comprehensive income (loss)	(5,330)	8,354
Comprehensive income (loss)	(27,957)	10,525
Comprehensive (income) loss attributable to noncontrolling interests	(118)	(49)
Comprehensive income (loss) attributable to common stockholders	$(28,075)	$10,476
(a)Amounts are shown net of tax benefit of $1.6 million for the three months ended March 31, 2023, and tax expense of $4.5 million for the three months ended March 31, 2022.
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

See Notes to Condensed Consolidated Financial Statements.

HHC 2023 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock					Treasury Stock
thousands except shares	Shares	Amount				Shares	Amount
Balance at December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(22,745)	—	—	—	(22,745)	118	(22,627)
Interest rate swaps, net of tax expense (benefit) of $(1,559)	—	—	—	—	(5,330)	—	—	(5,330)	—	(5,330)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	56	56
Stock plan activity	201,655	2	4,953	—	—	(7,166)	(621)	4,334	—	4,334
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance at March 31, 2023	56,427,928	$566	$3,977,514	$145,332	$5,005	(6,431,442)	$(611,659)	$3,516,758	$65,765	$3,582,523

Balance at December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	2,122	—	—	—	2,122	49	2,171
Interest rate swaps, net of tax expense (benefit) of $4,503	—	—	—	—	15,077	—	—	15,077	—	15,077
Deconsolidation of Ward Village homeowners’ associations	—	—	—	—	—	—	—	—	(210)	(210)
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (a)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(1,750,668)	(170,670)	(170,670)	—	(170,670)
Stock plan activity	127,048	1	3,994	—	—	(9,932)	(912)	3,083	—	3,083
Balance at March 31, 2022	56,300,324	$564	$3,964,412	$(14,334)	$(6,103)	(3,868,215)	$(391,655)	$3,552,884	$514	$3,553,398
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

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,627)	$2,171
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	46,941	43,665
Amortization	4,148	4,149
Amortization of deferred financing costs	2,937	2,663
Amortization of intangibles other than in-place leases	819	819
Straight-line rent amortization	(1,499)	(1,270)
Deferred income taxes	(1,885)	(4,000)
Restricted stock and stock option amortization	4,954	3,837
Net gain on sale of properties	(4,731)	—
Net gain on sale of unconsolidated ventures	—	(5,016)
(Gain) loss on extinguishment of debt	—	282
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	7,835	(6,108)
Provision for doubtful accounts	471	515
Master Planned Community development expenditures	(89,345)	(78,883)
Master Planned Community cost of sales	22,003	24,686
Condominium development expenditures	(124,515)	(76,350)
Condominium rights and units cost of sales	4,300	13,603
Net Changes:
Accounts receivable, net	(1,836)	11,627
Other assets, net	18,307	(5,562)
Condominium deposits received, net	63,494	37,056
Deferred expenses	(7,089)	(3,800)
Accounts payable and other liabilities	(66,952)	(64,844)
Cash provided by (used in) operating activities	(144,270)	(100,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(1,272)	(281)
Operating property improvements	(9,555)	(8,186)
Property development and redevelopment	(74,584)	(93,219)
Proceeds from sales of properties, net	905	—
Distributions from unconsolidated ventures	2,200	205,099
Investments in unconsolidated ventures, net	(11,790)	(69,554)
Cash provided by (used in) investing activities	(94,096)	33,859

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	32,072	175,075
Principal payments on mortgages, notes, and loans payable	(3,285)	(91,939)
Repurchases of common shares	—	(179,293)
Special Improvement District bond funds released from (held in) escrow	1,364	3,792
Deferred financing costs and bond issuance costs, net	(82)	(2,030)
Taxes paid on stock options exercised and restricted stock vested	(1,524)	(1,996)
Stock options exercised	—	175
Contributions from Teravalis noncontrolling interest owner	56	—
Cash provided by (used in) financing activities	28,601	(96,216)

Net change in cash, cash equivalents, and restricted cash	(209,765)	(163,117)
Cash, cash equivalents, and restricted cash at beginning of period	1,098,937	1,216,637
Cash, cash equivalents, and restricted cash at end of period	$889,172	$1,053,520
HHC 2023 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
thousands	2023	2022
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$417,746	$688,037
Restricted cash	471,426	365,483
Cash, cash equivalents, and restricted cash at end of period	$889,172	$1,053,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$81,242	$67,871
Interest capitalized	24,964	19,553
Income taxes paid (refunded), net	—	526

NON-CASH TRANSACTIONS
Reclassification of Redeemable noncontrolling interest to Accounts payable and other liabilities upon sale of 110 North Wacker	$—	$22,500
Accrued property improvements, developments, and redevelopments	7,115	7,693
Non-cash proceeds from sale of properties	5,250	—
Capitalized stock compensation	860	1,971
Accrued repurchase of common shares	—	6,868

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies

General The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of The Howard Hughes Corporation (HHC or the Company) and those entities in which the Company has a controlling financial interest. All intercompany transactions and balances are eliminated in consolidation. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 Consolidation. The outside equity interests in certain entities controlled by the Company are reflected in the Condensed Consolidated Financial Statements as noncontrolling interests.

Certain amounts in the 2022 Condensed Consolidated Balance Sheet have been reclassified to conform to the current presentation. Specifically, the Company reclassified Net investment in lease receivable and Notes receivable, net to Other assets, net within Total assets.

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and future fiscal years.

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

Accounts Receivable, net Accounts receivable, net includes tenant rents, tenant recoveries, straight-line rent assets, and other receivables. On a quarterly basis, management reviews tenant rents, tenant recoveries, and straight-line rent assets for collectability. As required under Accounting Standards Codification (ASC) 842 - Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses under ASC 450 - Contingencies if the estimated loss amount is probable and can be reasonably estimated.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	March 31, 2023	December 31, 2022
Straight-line rent receivables	$84,809	$84,145
Tenant receivables	10,067	12,044
Other receivables	10,807	7,248
Accounts receivable, net (a)	$105,683	$103,437
(a)As of March 31, 2023, the total reserve balance for amounts considered uncollectible was $9.2 million, comprised of $6.2 million related to ASC 842 and $3.0 million related to ASC 450. As of December 31, 2022, the total reserve balance was $8.9 million, comprised of $3.4 million related to ASC 842 and $5.5 million related to ASC 450.

HHC 2023 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
thousands	Income Statement Location	2023	2022
ASC 842 reserve	Rental revenue	$2,893	$(234)
ASC 450 reserve	Provision for (recovery of) doubtful accounts	(2,420)	844
Total (income) expense impact		$473	$610

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, the allocation of capitalized development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired, and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, and the fair value of warrants, debt, and options granted. In particular, Master Planned Communities (MPC) cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation, and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates.

Noncontrolling Interests As of March 31, 2023, and December 31, 2022, noncontrolling interests primarily related to the 12.0% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. Refer to Note 3 - Acquisitions and Dispositions for additional information on Teravalis.

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $580.8 million as of March 31, 2023, and $545.4 million as of December 31, 2022. The MUD receivable balance included accrued interest of $37.4 million as of March 31, 2023, and $36.4 million as of December 31, 2022. There has been no material activity in the allowance for credit losses for financing receivables for the three months ended March 31, 2023, and 2022.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

HHC 2023 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

HHC 2023 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of March 31, 2023, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of March 31, 2023, these ventures had financings totaling $258.1 million, with the Company’s proportionate share of this debt totaling $128.8 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
thousands except percentages	2023	2022	2023	2022	2023	2022
Equity Method Investments
Operating Assets:
110 North Wacker	—%	—%	$—	$—	$—	$5,016
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	(325)	2,274
Stewart Title of Montgomery County, TX	50%	50%	3,582	4,217	(35)	253
Woodlands Sarofim #1	20%	20%	3,042	3,029	13	9
m.flats/TEN.M (c)	50%	50%	—	—	(781)	2,985
Master Planned Communities:
The Summit (d)	50%	50%	54,005	49,368	4,630	5,622
Floreo (e)	50%	50%	57,478	58,001	(522)	(72)
Seaport:
The Lawn Club (d)	50%	50%	2,553	2,553	—	—
Ssäm Bar (Momofuku) (d)(e)	50%	50%	5,583	5,551	(398)	(102)
Tin Building by Jean-Georges (d)(e)	65%	65%	8,066	6,935	(10,208)	(3,609)
Jean-Georges Restaurants	25%	25%	45,433	45,626	(214)	—
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—
KR Holdings	50%	50%	485	485	—	814
West End Alexandria (d)	58%	58%	56,623	56,617	5	84
			236,860	232,392	(7,835)	13,274
Other equity investments (f)			13,779	13,779	3,033	4,638
Investments in unconsolidated ventures			$250,639	$246,171	$(4,802)	$17,912
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan Downtown Columbia was in a deficit position of $10.1 million at March 31, 2023, and $9.0 million at December 31, 2022, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
(c)M.flats/TEN.M was in a deficit position of $3.5 million at March 31, 2023, and $1.8 million at December 31, 2022, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
(d)For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses, and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(e)Classified as a VIE; however, the Company is not the primary beneficiary and accounts for its investment in accordance with the equity method. Refer to discussion below for additional information.
(f)Other equity investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively. As of March 31, 2023, Other equity investments primarily includes $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional details.

HHC 2023 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
110 North Wacker The Company formed a partnership with a local developer (the Partnership) in 2017. In 2018, the Partnership executed an agreement with USAA related to 110 North Wacker to construct and operate the building at 110 North Wacker through a separate legal entity (the Venture).

In March 2022, the Partnership completed the sale of its ownership interest in the Venture for a gross sales price of $208.6 million. Upon sale, the Company recognized income of $5.0 million in Equity in earnings (losses) from unconsolidated ventures on the Condensed Consolidated Statements of Operations, inclusive of the impact of related transaction costs and net fair value gains that were reclassed out of Accumulated other comprehensive income (loss) associated with the Venture’s derivative instruments. Based upon the Partnership’s waterfall, $168.9 million of the net sales proceeds were allocated to the Company with the remaining $22.1 million distributed to the local developer.

The Lawn Club In 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (Endorphin Ventures), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept is expected to open in 2023. Under the terms of the agreement, the Company will fund 80% of the cost to construct the restaurant, and Endorphin Ventures will contribute the remaining 20%. The Company will recognize its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon return of each member’s contributed capital and a preferred return to HHC, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC to lease 20,000 square feet of the Fulton Market Building for this venture.

Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (Ssäm Bar) with MomoPier, LLC (Momofuku) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognizes its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. As of March 31, 2023, and December 31, 2022, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest; however, the Company is not the primary beneficiary. As of March 31, 2023, the Company’s maximum exposure to loss as a result of this investment is limited to the $5.6 million aggregate carrying value of this investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

Tin Building by Jean-Georges In 2015, the Company, together with VS-Fulton Seafood Market, LLC (Fulton Partner), formed Fulton Seafood Market, LLC (Tin Building by Jean-Georges) to operate a 53,783 square-foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-George Restaurants in March 2022 as discussed below.

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout this report, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the managed business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of the Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening, and operating costs of Fulton Seafood Market LLC. The Fulton Partner is not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, HHC currently receives substantially all of the economic interest in the venture. Upon return of HHC’s contributed capital and a preferred return to HHC, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

As of March 31, 2023, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As the Company is unable to quantify the amount of future capital contributions associated with this investment, the Company’s maximum exposure to loss is currently equal to the $8.1 million carrying value of the investment as of March 31, 2023. The Company funded capital contributions of $11.4 million for the three months ended March 31, 2023, and $43.1 million for the year ended December 31, 2022.

Jean-Georges Restaurants In March 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (Jean-Georges Restaurants) for $45.0 million from JG TopCo LLC (Jean-Georges). Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. The Company accounts for its ownership interest in accordance with the equity method and recorded its initial investment at cost, inclusive of legal fees and transaction costs. Under the terms of the agreement, all cash distributions and the recognition of income-producing activities will be pro rata based on stated ownership interest.
HHC 2023 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. As of March 31, 2023, this warrant had not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

Creative Culinary Management Company, LLC (CCMC), a wholly owned subsidiary of Jean-Georges Restaurants, provides management services for certain retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties. The Company’s businesses managed by CCMC include the Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

The Summit In 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery Land Company (Discovery) to develop a custom home community in Summerlin.

Phase I The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre, and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.8 million has been contributed. The gains on the contributed land are recognized in Equity in earnings (losses) from unconsolidated ventures as The Summit sells lots. HHC has received its preferred return distributions and recognizes its share of income or loss for Phase I based on its final profit-sharing interest.

Phase II In July 2022, the Company contributed an additional 54 acres to the Summit (Phase II land) with a fair value of $21.5 million. The Company recognized an incremental equity method investment at fair value and recognized a gain of $13.5 million recorded in Equity in earnings (losses) from unconsolidated ventures. This gain is the result of marking the cost basis of the land contributed to its estimated fair value at the time of contribution. The Phase II land is adjacent to the existing Summit development and is currently planned for approximately 28 custom home sites that will be added to the Summit community, with the first lot sales closing in the first quarter of 2023. The Company will receive distributions and recognize its share of income or loss for Phase II based on the joint venture’s distribution priorities in the amended Summit LLC agreement, which could fluctuate over time. Upon receipt of preferred returns to HHC, distributions and recognition of income or loss will be allocated to the company based on its final profit-sharing interest.

Floreo In the fourth quarter of 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo) for $59.0 million and entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Partners and El Dorado Holdings to develop Floreo, the first village within the new Teravalis MPC, on 3,029 acres of land in the greater Phoenix, Arizona area. The first Floreo land sales are expected to occur in the second half of 2023 subject to market conditions.

In October 2022, Floreo closed on a $165.0 million financing, with outstanding borrowings of $65.4 million as of March 31, 2023. The Company provided a guarantee on this financing in the form of a collateral maintenance obligation and received a guarantee fee of $5.0 million. The financing and related guarantee provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of March 31, 2023, the Company’s maximum exposure to loss on this investment is limited to the $57.5 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

HHC 2023 FORM 10-Q | 13

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

Development plans for the remaining 41-acre property includes approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks and public transportation. Foulger-Pratt will manage construction of the development. Demolition began in the second quarter of 2022, with completion of the first buildings expected in 2025.

The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

3. Acquisitions and Dispositions

Acquisitions In March 2022, the Company acquired a 25% interest in Jean-Georges Restaurants for $45.0 million and paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants through March 2026. Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. See Note 2 - Investments in Unconsolidated Ventures for additional information.

Teravalis In October 2021, the Company acquired Teravalis, a new large-scale master planned community in the West Valley of Phoenix, Arizona. The Company closed on the all-cash purchase of approximately 33,810 acres (Teravalis Property) for a purchase price of $541.0 million. The executed purchase and sale agreement included a repurchase option that allowed the seller, or permitted assignee, to repurchase up to 50% interest in the Teravalis Property within a set term. In June 2022, the seller’s assignee, JDM Member, exercised a minimum purchase option and purchased a 9.24% interest in the Teravalis Property for $50.0 million. Additionally, in August 2022, JDM Member purchased an additional 2.78% interest in the Teravalis Property for $15.0 million, after which the remaining repurchase option expired.

Following the execution of the minimum purchase option, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Member to form Douglas Ranch Development Holding Company (Teravalis). The Company and JDM Member then contributed their interests in the Teravalis Property to Teravalis in exchange for an equity interest. As of March 31, 2023, member equity interest in Teravalis is 88.0% for the Company and 12.0% for JDM Member. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and HHC continued to consolidate Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of March 31, 2023, the Company’s Condensed Consolidated Balance Sheets include $541.3 million of Master Planned Community assets, $0.5 million of Accounts Payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis.

Floreo Simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo), for $59.0 million. Floreo owns approximately 3,029 acres of land which will be the first village developed within the Teravalis community in the greater Phoenix, Arizona area. See Note 2 - Investments in Unconsolidated Ventures for additional information.

Dispositions

Operating Assets On March 31, 2023, the Company completed the sale of two land parcels in Honolulu, Hawai'i, including an 11,929-square-foot building at the Ward Village Retail property, for total consideration of $6.3 million, resulting in a gain of $4.7 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations.

HHC 2023 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
On December 30, 2022, the Company completed the sale of Creekside Village Green, a 74,670-square-foot retail property in The Woodlands, Texas, for $28.4 million resulting in a gain of $13.4 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations.

On December 21, 2022, the Company completed the sale of Lake Woodlands Crossing, a 60,261-square-foot retail property in The Woodlands, Texas, for $22.5 million resulting in a gain of $12.2 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations. The Company retained the underlying land and simultaneously with the sale executed a 99-year ground lease with the buyer, which is classified as an operating lease.

On June 16, 2022, the Company completed the sale of the Outlet Collection at Riverwalk, a 264,080-square-foot outlet center located in downtown New Orleans, Louisiana, for $34.0 million resulting in a gain on sale of $4.0 million, inclusive of $0.5 million in related transaction costs. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations.

On March 30, 2022, the Company completed the sale of its ownership interest in 110 North Wacker for $208.6 million. See Note 2 - Investments in Unconsolidated Ventures for additional information.

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2023 and 2022.

Each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded during the three months ended March 31, 2023 and 2022.

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

5. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of other assets:

thousands	March 31, 2023	December 31, 2022
Special Improvement District receivable, net	$63,363	$64,091
Security, escrow, and other deposits	47,307	48,578
In-place leases, net	38,636	39,696
Intangibles, net	24,351	25,170
Interest rate derivative assets	21,399	30,860
Condominium inventory	19,053	22,452
Prepaid expenses	14,205	18,806
Other	11,179	12,555
Tenant incentives and other receivables, net	8,178	8,252
Net investment in lease receivable	2,889	2,895
TIF receivable, net	1,469	1,893
Notes receivable, net	1,434	3,339
Other assets, net	$253,463	$278,587

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:
HHC 2023 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	March 31, 2023	December 31, 2022
Condominium deposit liabilities	$453,752	$390,253
Construction payables	231,034	260,257
Deferred income	90,686	85,006
Accrued interest	27,696	49,156
Other	27,073	28,856
Accounts payable and accrued expenses	24,684	36,174
Tenant and other deposits	24,438	26,100
Accrued real estate taxes	21,906	37,835
Accrued payroll and other employee liabilities	14,648	30,874
Interest rate derivative liabilities	1,344	—
Accounts payable and other liabilities	$917,261	$944,511

6. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable Mortgages, notes, and loans payable, net are summarized as follows:

thousands	March 31, 2023	December 31, 2022
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,498,444	1,500,841
Special Improvement District bonds	59,290	59,777
Variable-rate debt (a)
Secured Bridgeland Notes	275,000	275,000
Secured mortgages payable	948,310	916,570
Unamortized deferred financing costs (b)	(52,938)	(55,005)
Mortgages, notes, and loans payable, net	$4,778,106	$4,747,183
(a)The Company has entered into derivative instruments to manage the variable interest rate exposure. See Note 8 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of March 31, 2023, land, buildings and equipment, developments, and other collateral with a net book value of $4.4 billion have been pledged as collateral for HHC’s mortgages, notes, and loans payable.

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

Secured Mortgages Payable The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. Certain of the Company’s loans contain provisions that grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. Construction loans related to the Company’s development properties are generally variable-rate, interest-only, and have maturities of five years or less. Debt obligations related to the Company’s operating properties generally require monthly installments of principal and interest over its contractual life.

The following table summarizes the Company’s Secured mortgages payable:
HHC 2023 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

	March 31, 2023				December 31, 2022
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,498,444	3.13% - 7.67%	4.39%	7.8	$1,500,841	3.13% - 7.67%	4.39%	8.1
Variable rate (b)	948,310	6.27% - 13.11%	7.71%	2.9	916,570	6.05% - 9.39%	7.36%	3.2
Secured mortgages payable	$2,446,754	3.13% - 13.11%	5.68%	5.9	$2,417,411	3.13% - 9.39%	5.51%	6.2
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of March 31, 2023, and December 31, 2022, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage a portion of the Company’s variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 6.47% as of March 31, 2023, and 5.91% as of December 31, 2022. See Note 8 - Derivative Instruments and Hedging Activities for additional information.

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

During 2023, the Company’s mortgage activity included draws on existing mortgages of $32.1 million and repayments of $3.2 million. As of March 31, 2023, the Company’s secured mortgage loans had $1.2 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2051 as of March 31, 2023. During the three months ended March 31, 2023, no obligations were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes In September 2021, the Company closed on a $275.0 million financing with maturity in 2026. This financing is secured by MUD receivables and land in Bridgeland. The loan required a $27.5 million fully refundable deposit and has an interest rate of 6.95% at March 31, 2023, and 6.60% at December 31, 2022. The interest rate inclusive of interest rate derivatives was 5.28% at both March 31, 2023, and December 31, 2022. In December 2022, the borrowing capacity of this obligation was expanded from $275.0 million to $475.0 million, resulting in available capacity of $200.0 million as of March 31, 2023.

Debt Compliance As of March 31, 2023, the Company was in compliance with all debt covenants with the exception of four property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHC 2023 FORM 10-Q | 17

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets that are measured at fair value on a recurring basis. The Company does not have any liabilities that are measured at a fair value on a recurring basis for the periods presented:

	March 31, 2023				December 31, 2022
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$21,399	$—	$21,399	$—	$30,860	$—	$30,860	$—
Interest rate derivative liabilities	$1,344	$—	$1,344	$—	$—	$—	$—	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2023		December 31, 2022
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$889,172	$889,172	$1,098,937	$1,098,937
Accounts receivable, net (a)	Level 3	105,683	105,683	103,437	103,437
Notes receivable, net (b)	Level 3	1,434	1,434	3,339	3,339

Liabilities:
Fixed-rate debt (c)	Level 2	3,607,734	3,306,222	3,610,618	3,298,859
Variable-rate debt (c)	Level 2	1,223,310	1,223,310	1,191,570	1,191,570
(a)Accounts receivable, net is shown net of an allowance of $9.2 million at March 31, 2023, and $8.9 million at December 31, 2022. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at March 31, 2023, and December 31, 2022.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates. Please refer to Note 6 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

HHC 2023 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

8. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Certain of the Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings within Interest expense on the Condensed Consolidated Statements of Operations. These derivatives are recorded on a gross basis at fair value on the balance sheet.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of March 31, 2023, or as of December 31, 2022.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. During the three months ended March 31, 2023, and the year ended December 31, 2022, there were no termination events. The Company recorded an immaterial reduction in Interest expense in 2022 and 2023 related to the amortization of a previously terminated swap.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $10.1 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHC 2023 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	March 31, 2023	December 31, 2022
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$285,000	2.00%	3/12/2021	9/15/2023	$3,826	$5,748
Interest rate cap	83,200	2.00%	3/12/2021	9/15/2023	1,117	1,677
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	2,853	3,791
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	2,263	3,007

Derivative instruments designated as hedging instruments:
Interest rate swap	$615,000	2.96%	9/21/2018	9/18/2023	$5,601	$8,262
Interest rate swap	200,000	3.69%	1/3/2023	1/1/2027	(1,344)	978
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	369	378
Interest rate cap	75,000	5.00%	12/22/2022	12/21/2025	526	655
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	2,696	3,321
Interest rate swap	35,188	4.89%	11/1/2019	1/1/2032	2,148	3,043

Total fair value derivative assets					$21,399	$30,860
Total fair value derivative liabilities					(1,344)	—
Total fair value derivative asset (liability), net					$20,055	$30,860
(a)These rates represent the swap rate and cap strike rate on HHC’s interest rate swaps and caps.
(b)Interest income related to these contracts was $4.2 million for the three months ended March 31, 2023, and interest expense was $5.4 million for the three months ended March 31, 2022.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
thousands	2023	2022
Interest rate derivatives	$(2,651)	$11,742

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended March 31,
thousands	2023	2022
Interest expense	$2,679	$(3,335)

Credit-risk-related Contingent Features The Company has agreements with certain derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. The fair value of the Company’s derivatives which contain credit-risk-related features and were in a net liability position totaled $1.5 million as of March 31, 2023. If the Company had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $1.5 million.

HHC 2023 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

9. Commitments and Contingencies

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

On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs alleged negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and named as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their property and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. On September 8, 2022, the plaintiffs filed a motion for a new trial. On October 21, 2022, the Court denied the motion for a new trial. On November 7, 2022, the Plaintiffs filed their notice of appeal, and the appeal has been assigned to the First District Court of Appeals. The Company will continue to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded any reserves or contingencies related to this legal matter.

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and as such the Company should be entitled to recover all the repair costs from the general contractor, other responsible parties, and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. Total estimated cost related to the remediation is $139.2 million. As of March 31, 2023, a total of $18.5 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

250 Water Street In 2021, the Company received the necessary approvals for its 250 Water Street development project, which includes a mixed-use development with affordable and market-rate apartments, community-oriented spaces, and office space. In May 2021, the Company received approval from the New York City Landmarks Preservation Commission (LPC) on its proposed design for the 250 Water Street site. The Company received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which allowed the necessary transfer of development rights to the parking lot site. The Company began initial foundation and voluntary site remediation work in the second quarter of 2022.

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

A separate lawsuit was filed in July 2022 again challenging the Landmarks Preservation Commission approval. In January 2023, a Court ruled in favor of the petitioners vacating the Certificate of Appropriateness (COA) issued by the LPC, and ordered construction to cease at 250 Water Street, absent further court order. The Company immediately appealed this decision. On March 7, 2023, a panel of appellate court judges granted a stay of the trial court’s order that allows construction work to continue until the full hearing by the Appellate Division during its June 2023 term. Although it is not possible to predict with certainty the outcome of the appeal, the Company believes that it has substantial legal and factual defenses to overturn on appeal the trial court’s verdict. The lawsuit is not seeking monetary damages as the petitioners are seeking to enjoin the Company from moving forward with the development of 250 Water Street. Because the Company believes that a potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter.

HHC 2023 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Letters of Credit and Surety Bonds As of March 31, 2023, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $373.7 million. As of December 31, 2022, the Company had outstanding letters of credit totaling $2.1 million and surety bonds totaling $346.3 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.3 million for the three months ended March 31, 2023, compared to $1.5 million for the three months ended March 31, 2022. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing with Mizuho Capital Markets, LLC (Mizuho), with outstanding borrowings of $65.4 million as of March 31, 2023. A wholly owned subsidiary of the Company (HHC Member) provided a guarantee for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the Loan-to-Value (LTV) ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guarantee of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guarantee, which was recognized in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guarantee is equal to the cash collateral that the Company may be obligated to post. As of March 31, 2023, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

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

The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of March 31, 2023, any obligations to pay special taxes are not probable.

As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae‘o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō'ula, Victoria Place, and The Park Ward Village will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to satisfy the remaining reserved housing guarantee in the community. Ulana Ward Village began construction in early 2023. The Company expects reserved housing towers to be delivered on a break-even basis.

The Company evaluates the likelihood of future performance under these guarantees and, as of March 31, 2023, and December 31, 2022, there were no events requiring financial performance under these guarantees.

HHC 2023 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Income Taxes

	Three Months Ended March 31,
thousands except percentages	2023	2022
Income tax expense (benefit)	$(1,278)	$701
Income (loss) before income taxes	(23,905)	2,872
Effective tax rate	5.3%	24.4%

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

11. Warrants

In 2017, the Company entered into warrant agreements with its then Chief Executive Officer, David R. Weinreb, (Weinreb Warrant) and then President, Grant Herlitz, (Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The purchase prices paid by the respective executives for the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, were credited to Additional paid-in capital. In October 2019, in connection with their respective terminations of employment, the Weinreb Warrant became exercisable at an exercise price of $124.64 per share, and the Herlitz Warrant became exercisable at an exercise price of $117.01 per share. The Weinreb Warrant expires in June 2023, and the Herlitz Warrant expires in October 2023. Neither of these warrants were exercised as of March 31, 2023.

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance as of December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(2,651)
(Gain) loss reclassified to net income	(2,679)
Net current-period other comprehensive Income (loss)	(5,330)
Balance at March 31, 2023	$5,005

Balance at December 31, 2021	$(14,457)
Derivative instruments:
Other comprehensive income (loss) before reclassifications	11,742
(Gain) loss reclassified to net income	3,335
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Net current-period other comprehensive income (loss)	8,354
Balance at March 31, 2022	$(6,103)
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

HHC 2023 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended March 31,		Affected line items in the Statements of Operations
thousands	2023	2022
(Gains) losses on cash flow hedges	$(3,462)	$4,331	Interest expense
Company's share of previously deferred derivative gains	—	(8,636)	Equity in earnings (losses) from unconsolidated ventures
Income tax expense (benefit)	783	917	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(2,679)	$(3,388)

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended March 31,
thousands except per share amounts	2023	2022
Net income (loss)
Net income (loss)	$(22,627)	$2,171
Net (income) loss attributable to noncontrolling interests	(118)	(49)
Net income (loss) attributable to common stockholders	$(22,745)	$2,122

Shares
Weighted-average common shares outstanding - basic	49,455	52,453
Restricted stock and stock options	—	48
Weighted-average common shares outstanding - diluted	49,455	52,501

Net income (loss) per common share
Basic income (loss) per share	$(0.46)	$0.04
Diluted income (loss) per share	$(0.46)	$0.04

Anti-dilutive shares excluded from diluted EPS
Restricted stock and stock options	790	545
Warrants	2,053	2,103

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

In March 2022, the Board authorized an additional share repurchase program pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During 2022, the Company repurchased 2,704,228 shares of its common stock under this program for approximately $235.0 million at an average price of $86.90 per share. All purchases were funded with cash on hand.
HHC 2023 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

14. Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes, and the title to the property has transferred to the buyer (point in time). Additionally, certain real estate selling costs, such as the costs related to the Company’s condominium model units, are either expensed immediately or capitalized as property and equipment and depreciated over their estimated useful life.

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
thousands	2023	2022
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$6,087	$19,616
Master Planned Communities land sales	59,361	61,468
Builder price participation	14,009	14,496
Total	79,457	95,580

Recognized at a point in time or over time:
Other land, rental, and property revenues	18,968	19,537

Rental and lease-related revenues
Rental revenue	97,864	95,109
Total revenues	$196,289	$210,226

Revenues by segment
Operating Assets revenues	$100,925	$99,687
Master Planned Communities revenues	77,013	80,692
Seaport revenues	11,897	9,376
Strategic Developments revenues	6,440	20,456
Corporate revenues	14	15
Total revenues	$196,289	$210,226

Contract Assets and Liabilities Contract assets are the Company’s right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration.

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits, and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2022	$457,831
Consideration earned during the period	(16,919)
Consideration received during the period	78,366
Balance at March 31, 2023	$519,278

Balance at December 31, 2021	$431,177
Consideration earned during the period	(31,897)
Consideration received during the period	68,389
Balance at March 31, 2022	$467,669

HHC 2023 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of March 31, 2023, is $2.6 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1 - 2 years	Thereafter
Total remaining unsatisfied performance obligations	$80,538	$795,483	$1,700,181

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

15. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of March 31, 2023, or December 31, 2022.

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

In June 2022, the Company sold the Outlet Collection at Riverwalk, which was subject to a ground lease, resulting in a reduction in the Company’s operating lease right-of-use assets and obligations as well as future minimum lease payments. The Company’s operating leases primarily relate to the Seaport ground leases.

The Company’s leased assets and liabilities are as follows:

thousands	March 31, 2023	December 31, 2022
Operating lease right-of-use assets, net	$46,220	$46,926
Operating lease obligations	51,350	51,321

The components of lease expense are as follows:

	Three Months Ended March 31,
thousands	2023	2022
Operating lease cost	$1,708	$2,069
Variable lease costs	392	374
Total lease cost	$2,100	$2,443
HHC 2023 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Future minimum lease payments as of March 31, 2023, are as follows:

thousands	Operating Leases
Remainder of 2023	$3,744
2024	4,880
2025	3,491
2026	3,263
2027	3,326
Thereafter	242,419
Total lease payments	261,123
Less: imputed interest	(209,773)
Present value of lease liabilities	$51,350

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Three Months Ended March 31,
thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,097	$1,741

Other Information	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (years)
Operating leases	43.9	38.8
Weighted-average discount rate
Operating leases	7.8%	7.7%

Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of March 31, 2023, are as follows:

	Three Months Ended March 31,
thousands	2023	2022
Total minimum rent payments	$57,797	$57,429

Total future minimum rents associated with operating leases are as follows as of March 31, 2023:

thousands	Total Minimum Rent
Remainder of 2023	$181,052
2024	245,777
2025	225,960
2026	205,113
2027	192,265
Thereafter	841,082
Total	$1,891,249

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

HHC 2023 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

16. Segments

The Company has four business segments that offer different products and services. HHC’s four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. Because the Company’s four segments, Operating Assets, MPC, Seaport, and Strategic Developments, are managed separately, the Company uses different operating measures to assess operating results and allocate resources among them. The one common operating measure used to assess operating results for the Company’s business segments is earnings before tax (EBT). EBT, as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments. The Company presents EBT for each segment because the Company uses this measure, among others, internally to assess the core operating performance of the Company’s assets. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:
–Operating Assets – consists of developed or acquired retail, office, and multi-family properties along with other real estate investments. These properties are currently generating revenues and may be redeveloped, repositioned, or sold to improve segment performance or to recycle capital.
–MPC – consists of the development and sale of land in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Phoenix, Arizona.
–Seaport – consists of approximately 472,000 square feet of restaurant, retail, and entertainment properties situated in three primary locations in New York City: Pier 17, Historic Area/Uplands, and Tin Building as well as the 250 Water Street development, and equity interest in Jean-Georges Restaurants.
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

HHC 2023 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended March 31, 2023
Total revenues	$100,925	$77,013	$11,897	$6,440	$196,275
Total operating expenses	(47,599)	(34,351)	(18,916)	(11,059)	(111,925)
Segment operating income (loss)	53,326	42,662	(7,019)	(4,619)	84,350
Depreciation and amortization	(39,632)	(107)	(10,527)	(943)	(51,209)
Interest income (expense), net	(28,911)	15,812	1,186	2,063	(9,850)
Other income (loss), net	2,282	(103)	1	94	2,274
Equity in earnings (losses) from unconsolidated ventures	1,905	4,108	(10,820)	5	(4,802)
Gain (loss) on sale or disposal of real estate and other assets, net	4,730	—	—	—	4,730
Segment EBT	$(6,300)	$62,372	$(27,179)	$(3,400)	$25,493
Corporate income, expenses, and other items					(48,120)
Net income (loss)					(22,627)
Net (income) loss attributable to noncontrolling interests					(118)
Net income (loss) attributable to common stockholders					$(22,745)

Three Months Ended March 31, 2022
Total revenues	$99,687	$80,692	$9,376	$20,456	$210,211
Total operating expenses	(46,615)	(36,896)	(18,859)	(18,077)	(120,447)
Segment operating income (loss)	53,072	43,796	(9,483)	2,379	89,764
Depreciation and amortization	(38,430)	(90)	(7,823)	(1,332)	(47,675)
Interest income (expense), net	(20,118)	10,422	(47)	3,989	(5,754)
Other income (loss), net	(169)	—	350	(485)	(304)
Equity in earnings (losses) from unconsolidated ventures	15,175	5,550	(3,711)	898	17,912
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	(9)	(9)
Gain (loss) on extinguishment of debt	(282)	—	—	—	(282)
Segment EBT	$9,248	$59,678	$(20,714)	$5,440	$53,652
Corporate income, expenses, and other items					(51,481)
Net income (loss)					2,171
Net (income) loss attributable to noncontrolling interests					(49)
Net income (loss) attributable to common stockholders					$2,122

The assets by segment and the reconciliation of total segment assets to Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	March 31, 2023	December 31, 2022
Operating Assets	$3,464,019	$3,448,823
Master Planned Communities	3,255,892	3,272,655
Seaport	1,162,486	1,166,950
Strategic Developments	1,435,242	1,359,180
Total segment assets	9,317,639	9,247,608
Corporate	262,493	355,855
Total assets	$9,580,132	$9,603,463
HHC 2023 FORM 10-Q | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q (the Quarterly Report) and in The Howard Hughes Corporation’s (HHC or the Company) annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on February 27, 2023 (the Annual Report). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

HHC 2023 FORM 10-Q | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents

FORWARD-LOOKING INFORMATION

Certain statements contained in or incorporated by reference into this Quarterly Report, including, without limitation, those related to our future operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would,” and other statements of similar expression.

These forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated herein by reference. In addition, you should interpret many of the risks identified below and set forth in our 2022 Annual Report on Form 10-K (2022 Annual Report) as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Forward-looking statements include:

–    accelerated growth in our core Master Planned Communities (MPC) assets
–    expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected benefits of our derivative instruments and mortgage activity over time
–    expected capital required for our operations and development opportunities for our properties
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    estimates of our future liquidity, development opportunities, development spending and management plans
–    the potential impact of a resurgence of the COVID-19 pandemic on our business, our tenants and the economy in general, and our ability to accurately assess and predict such impacts on the financial condition, results of operations, cash flows, and performance of our Company
–    descriptions of assumptions underlying or relating to any of the foregoing.

Some of the risks, uncertainties, and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

–the cyclical nature of residential and commercial building and changes in economic, real estate, or other conditions
–macroeconomic conditions such as volatility in capital markets, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail and office sectors
–our inability to obtain operating and development capital, including our inability to obtain or refinance debt capital from lenders and the capital markets
–rising interest rates and inflation
–the availability of debt and equity capital
–our continuing ability to obtain operating and development capital on favorable terms, or at all
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us
–potential increases in real estate construction costs, including construction cost increases as the result of natural disasters or trade disputes and tariffs on goods imported in the United States
–potential defaults by purchasers on their obligations to purchase our condominiums
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of water and electricity shortages on our business, financial condition, and results of operations
–the impact of a resurgence of the COVID-19 pandemic on our business, our tenants and the economy in general, including as described above
–contamination of our properties by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our data security
HHC 2023 FORM 10-Q | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
–losses that are not insured or that exceed the applicable insurance limits
–our ability to lease new or redeveloped space
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes, and requirements to transfer control to a condominium association’s board of directors in certain situations
–fluctuations in regional and local economies, the impact of rising interest rates on residential housing and condominium markets, local real estate conditions, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our ability to manage and service our debt and comply with related debt covenants, restrictions, and limitations, including our $750,000,000 5.375% Senior Notes due 2028, $650,000,000 4.125% Senior Notes due 2029 and $650,000,000 4.375% Senior Notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–catastrophic events or geo-political conditions, such as the COVID-19 pandemic and resurgence of different variants that may disrupt our business
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC

Although we presently believe that the plans, expectations, and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain, and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2022 Annual Report. The risk factors contained in our 2022 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.
HHC 2023 FORM 10-Q | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

OVERVIEW

Description of Business

Our award-winning assets include one of the nation's largest portfolios of MPCs spanning approximately 101,000 gross acres, as well as operating properties, strategic developments, and other unique assets across seven states from New York to Hawai‘i. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. Our unique business model allows us to drive outsized risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

We operate through four business segments: Operating Assets, MPCs, Strategic Developments, and Seaport. We create a unique and continuous value-creation cycle through operational and financial synergies associated with our three primary business segments of Operating Assets, MPCs, and Strategic Developments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, self-storage, and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate time using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once the commercial developments are completed, the assets transition to Operating Assets, which increase recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle. Our fourth business segment, the Seaport, is one of the few multi-block districts largely under private management by a single owner in New York City. This historic waterfront area is being revitalized and enhanced into a mixed-use neighborhood featuring unique culinary and entertainment offerings.

In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as NOI. See the Operating Assets and Seaport sections below for the reconciliation of this GAAP to non-GAAP financial measure and a statement indicating why management believes the non-GAAP financial measure provides useful information for investors.
HHC 2023 FORM 10-Q | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

First Quarter 2023 Highlights

Comparison of the three months ended March 31, 2023, to the three months ended March 31, 2022

Total Company
–Net income attributable to common stockholders decreased to a net loss of $22.7 million, or $0.46 per diluted share, for the three months ended March 31, 2023, compared to net income of $2.1 million, or $0.04 per diluted share, for the three months ended March 31, 2022.
–We continue to maintain a strong liquidity position with $417.7 million of cash and cash equivalents, $1.2 billion of undrawn lender commitment available to be drawn for property development, $200.0 million of available capacity on the Secured Bridgeland Notes, and limited near-term debt maturities.

Operating Assets
–Operating Assets NOI totaled $54.3 million in the current quarter, a $3.8 million increase compared to $50.5 million in the prior-year period.
–Office NOI increased $2.6 million, primarily due to the continued lease-up at 9950 Woodloch Forest as well as lease-up, the expiration of rent abatements, and tenant recoveries at various properties in The Woodlands, partially offset by decreases related to rent abatements at 3 Waterway Square and lower occupancy at One Hughes Landing and various properties in Downtown Columbia.
–Retail NOI increased $2.5 million, primarily driven by tenant upgrades and retail sales growth in Downtown Summerlin, as well as increased tenant recoveries in The Woodlands and Ward Village.
–Multi-family NOI increased $1.5 million, primarily due to winter weather-related insurance recoveries and rent growth at our properties in The Woodlands.
–Operating Assets NOI was negatively affected by the retail asset dispositions of Lake Woodlands Crossing, Outlet Collection at Riverwalk, and Creekside Village Green in 2022, resulting in a $1.5 million decrease.

MPC
–MPC Earnings Before Tax (EBT) totaled $62.4 million in the current quarter, a $2.7 million increase compared to $59.7 million in the prior-year period.
–The increase in EBT for the current quarter was primarily due to higher commercial land sales, net of costs, at Bridgeland and higher residential land sales at The Woodlands, offset by no institutional land sales at Summerlin.

Seaport
–Seaport NOI totaled a loss of $5.6 million in the current quarter and remained relatively flat compared to a loss of $5.7 million in the prior-year period, as NOI increased due to rental revenue from the Tin Building landlord operations, partially offset by decreased revenues due to the closure of the Winter Greens concept for the 2023 season. Seaport NOI excludes the impact of the Company’s equity ownership interest in the Tin Building by Jean-Georges managed business, which had an NOI loss of $9.2 million in the current quarter, inclusive of Tin Building rental expense which commenced in the third quarter of 2022, and a loss of $3.6 million in the prior-year period. See Seaport segment discussion for additional detail.

Strategic Developments
–Strategic Developments EBT totaled a loss of $3.4 million in the current quarter, an $8.8 million decrease compared to income of $5.4 million in the prior-year period.
–The decrease in EBT was primarily attributable to a decrease in profits from condominium sales of $3.9 million driven by the timing and mix of condominium closings. The Company closed on 1 unit at Kō'ula and 4 units at ‘A‘ali‘i during the three months ended March 31, 2023, compared to 24 at ‘A‘ali‘i during the three months ended March 31, 2022.
–The Park Ward Village, our eighth condominium project, began public sales in July 2021 and began construction in December 2022. As of March 31, 2023, we have entered into contracts for 504 units, representing 92.5% of total units.
–Ulana Ward Village, our ninth condominium project, was announced in 2021 and began construction in January 2023, with all units designated as workforce housing units offered to local residents who meet certain maximum income and net worth requirements. As of March 31, 2023, we have entered into contracts for 686 units, representing 98.6% of total units.
–Kalae, our tenth condominium project, began public presales in September 2022 and as of March 31, 2023, we have entered into contracts for 262 units, representing 79.6% of total units.
HHC 2023 FORM 10-Q | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended March 31,
thousands	2023	2022	$ Change
Rental revenue	$92,475	$93,606	$(1,131)
Other land, rental, and property revenues	8,450	6,081	2,369
Total revenues	100,925	99,687	1,238

Operating costs	(35,420)	(31,635)	(3,785)
Rental property real estate taxes	(14,580)	(14,159)	(421)
(Provision for) recovery of doubtful accounts	2,401	(821)	3,222
Total operating expenses	(47,599)	(46,615)	(984)
Segment operating income (loss)	53,326	53,072	254
Depreciation and amortization	(39,632)	(38,430)	(1,202)
Interest income (expense), net	(28,911)	(20,118)	(8,793)
Other income (loss), net	2,282	(169)	2,451
Equity in earnings (losses) from unconsolidated ventures	1,905	15,175	(13,270)
Gain (loss) on sale or disposal of real estate and other assets, net	4,730	—	4,730
Gain (loss) on extinguishment of debt	—	(282)	282
Segment EBT	$(6,300)	$9,248	$(15,548)

For the three months ended March 31, 2023:

Operating Assets segment EBT decreased $15.5 million compared to the prior-year period primarily due to the following:
–Equity earnings decreased $13.3 million as a result of a $6.3 million impact due to the change in value of derivative instruments on certain equity investments and a $5.0 million impact of the sale of 110 North Wacker in the first quarter of 2022. This decrease is due to the release of our share of accumulated other comprehensive income related to 110 North Wacker’s derivative instruments upon the sale in 2022.
–Interest expense increased $8.8 million primarily due to new financings secured by our Operating assets and higher interest on variable-rate debt.

These decreases to EBT were partially offset by the following:
–Gain on asset sales increased $4.7 million due to the sale of certain retail assets in Ward Village in the first quarter of 2023.

Net Operating Income In addition to the required presentations using accounting principles generally accepted in the United States (GAAP), we use certain non-GAAP performance measures, as we believe these measures improve the understanding of our operational results and make comparisons of operating results among peer companies more meaningful. Management continually evaluates the usefulness, relevance, limitations and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

We define NOI as operating revenues (rental income, tenant recoveries, and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing, and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other income (loss); amortization; depreciation; development-related marketing cost; gain on sale or disposal of real estate and other assets, net; provision for impairment; and equity in earnings from unconsolidated ventures.

HHC 2023 FORM 10-Q | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport segments because it provides a performance measure that reflects the revenues and expenses directly associated with owning and operating real estate properties. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as rental and occupancy rates, tenant mix, and operating costs have on our operating results, gross margins, and investment returns.

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below. Refer to the Seaport section for a reconciliation of Seaport segment EBT to Seaport NOI.

Operating Assets NOI	Three Months Ended March 31,
thousands	2023	2022	$ Change
Total Operating Assets segment EBT	$(6,300)	$9,248	$(15,548)
Add back:
Depreciation and amortization	39,632	38,430	1,202
Interest (income) expense, net	28,911	20,118	8,793
Equity in (earnings) losses from unconsolidated ventures	(1,905)	(15,175)	13,270
(Gain) loss on sale or disposal of real estate and other assets, net	(4,730)	—	(4,730)
(Gain) loss on extinguishment of debt	—	282	(282)
Impact of straight-line rent	(1,113)	(2,438)	1,325
Other	(185)	49	(234)
Operating Assets NOI	$54,310	$50,514	$3,796

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended March 31,
thousands	2023	2022	$ Change
Office	$27,728	$25,118	$2,610
Retail	14,608	12,134	2,474
Multi-family	12,633	11,142	1,491
Other	(476)	789	(1,265)
Dispositions	(183)	1,331	(1,514)
Operating Assets NOI	$54,310	$50,514	$3,796

For the three months ended March 31, 2023:

Operating Assets NOI increased $3.8 million compared to the prior-year period primarily due to the following:
–Office NOI increased $2.6 million primarily due to the continued lease-up at 9950 Woodloch Forest as well as lease-up, the expiration of rent abatements, and tenant recoveries at various properties in The Woodlands, partially offset by decreases related to rent abatements at 3 Waterway Square and lower occupancy at One Hughes Landing and various properties in Downtown Columbia.
–Retail NOI increased $2.5 million primarily driven by tenant upgrades and retail sales growth in Downtown Summerlin, as well as increased tenant recoveries in The Woodlands and Ward Village.
–Multi-family NOI increased $1.5 million primarily driven by winter weather-related insurance recoveries and rent growth at our properties in The Woodlands.
–These increases were partially offset by a $1.5 million decrease related to the retail asset dispositions of Lake Woodlands Crossing, Outlet Collection at Riverwalk, and Creekside Village Green in 2022.

HHC 2023 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended March 31,
thousands	2023	2022	$ Change
Master Planned Community land sales (a)	$59,361	$61,468	$(2,107)
Other land, rental, and property revenues	3,643	4,728	(1,085)
Builder price participation (b)	14,009	14,496	(487)
Total revenues	77,013	80,692	(3,679)

Master Planned Communities cost of sales	(22,003)	(24,686)	2,683
Operating costs	(12,348)	(12,210)	(138)
Total operating expenses	(34,351)	(36,896)	2,545
Segment operating income (loss)	42,662	43,796	(1,134)
Depreciation and amortization	(107)	(90)	(17)
Interest income (expense), net	15,812	10,422	5,390
Other income (loss), net	(103)	—	(103)
Equity in earnings (losses) from unconsolidated ventures	4,108	5,550	(1,442)
Segment EBT	$62,372	$59,678	$2,694
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

The following table presents MPC segment EBT by MPC:

MPC Segment EBT by MPC	Three Months Ended March 31,
thousands	2023	2022	$ Change
Bridgeland	$31,104	$15,445	$15,659
Columbia (a)	—	314	(314)
Summerlin	28,390	44,914	(16,524)
Teravalis (b)	(1,009)	(26)	(983)
The Woodlands	2,295	(4,351)	6,646
The Woodlands Hills	1,592	3,382	(1,790)
Segment EBT	$62,372	$59,678	$2,694

Floreo (c)	$(952)	$(145)	$(807)
(a)Columbia MPC land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia land was transferred to the Strategic Developments segment in the first quarter of 2023.
(b)As of March 31, 2023, the Company owns an 88.0% interest and consolidates Teravalis. Teravalis EBT also includes the Company’s 50% interest in Floreo, which is accounted for under the equity method. For additional detail, refer to Note 2 - Investments in Unconsolidated Ventures and Note 3 - Acquisitions and Dispositions in the Condensed Consolidated Financial Statements.
(c)This represents 100% of Floreo EBT and is presented for informational purposes.

HHC 2023 FORM 10-Q | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

MPC Segment EBT increased $2.7 million compared to the prior-year period primarily due to the following:

Bridgeland EBT increased $15.7 million compared to the prior period.
–MPC sales, net of MPC cost of sales increased $14.1 million primarily due to the following activity:
–increase in commercial acres sold, with 108.8 acres sold at an average price of $247,000 per acre in the first quarter of 2023, compared to 9.8 acres sold at an average price of $262,000 per acre in the first quarter of 2022.
–decrease in residential acres sold partially offset by an increase in price per acre, with 22.5 acres sold at an average price of $542,000 per acre in the first quarter of 2023, compared to 31.3 acres sold at an average price of $495,000 per acre in the first quarter of 2022.

The Woodlands EBT increased $6.6 million compared to the prior period.
–MPC sales, net of MPC cost of sales increased $5.0 million primarily due to the following activity:
–increase in residential acres sold, with 3.5 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.9 million per acre in the first quarter of 2023, compared to no residential land sales in the first quarter of 2022.

Summerlin EBT decreased $16.5 million compared to the prior period.
–MPC sales, net of MPC cost of sales decreased $17.2 million primarily due to the following activity:
–decrease in institutional acres sold, with no institutional land sales in the first quarter of 2023 compared to 16.6 acres sold at an average price of $1.6 million per acre in the first quarter of 2022.
–decrease in custom lots sold and price per lot, with one lot sold at a price of $2.0 million in the first quarter of 2023, compared to two lots sold with an average price of $2.5 million per lot in the first quarter of 2022.

The Woodlands Hills EBT decreased $1.8 million compared to the prior period.
–MPC sales, net of MPC cost of sales decreased $1.3 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 4.9 acres sold at an average price of $431,000 per acre in the first quarter of 2023, compared to 11.4 acres sold at an average price of $360,000 per acre in the first quarter of 2022.

HHC 2023 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

MPC Net Contribution MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle, and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from Special Improvement District (SID) bonds and Municipal Utility District (MUD) receivables, reduced by MPC development expenditures, land acquisitions, and Equity in earnings from unconsolidated ventures, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses.

A reconciliation of segment EBT to MPC Net Contribution is presented below:

MPC Net Contribution	Three Months Ended March 31,
thousands	2023	2022	$ Change
MPC Segment EBT	$62,372	$59,678	$2,694
Plus:
Master Planned Communities cost of sales	22,003	24,686	(2,683)
Depreciation and amortization	107	90	17
MUD and SID bonds collections, net (a)	1,364	21,759	(20,395)
Less:
MPC development expenditures	(89,345)	(78,883)	(10,462)
Equity in (earnings) losses from unconsolidated ventures	(4,108)	(5,550)	1,442
MPC Net Contribution	$(7,607)	$21,780	$(29,387)
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $29.4 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower MUD and SID bond collections, net and increased MPC development expenditures in anticipation of future MPC land sales as home builders continue to exhaust their inventory of finished homes and cancellation rates experienced by homebuilders across our MPCs have decreased from 39% in the fourth quarter of 2022 to 18% in the first quarter of 2023.

MPC Land Inventory The following table summarizes MPC land inventory activity for the three months ended March 31, 2023:

thousands	Bridgeland	Columbia (a)	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2022	$538,924	$16,625	$1,014,511	$544,546	$185,356	$111,564	$2,411,526
Development expenditures (b)	50,163	—	35,555	21	1,387	2,219	89,345
MPC Cost of sales	(12,952)	—	(2,977)	—	(5,060)	(1,014)	(22,003)
MUD reimbursable costs (c)	(32,738)	—	—	—	(486)	(2,729)	(35,953)
Transfer to Strategic Development and Operating Assets Segments	—	(16,625)	—	—	—	—	(16,625)
Other	(8,099)	—	(4,502)	—	252	4,690	(7,659)
Balance March 31, 2023	$535,298	$—	$1,042,587	$544,567	$181,449	$114,730	$2,418,631
(a)Columbia MPC land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia land was transferred to the Strategic Developments segment in the first quarter of 2023.
(b)Development expenditures are inclusive of capitalized interest and property taxes.
(c)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
HHC 2023 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Seaport

The Seaport is part non-stabilized operating asset, part development project, and part operating business. As such, the Seaport has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements, or in joint ventures, many of the tenants in the Seaport. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport reaches its critical mass of offerings. Given the factors and uncertainties listed above, we do not currently provide guidance on our expected NOI yield or stabilization date for the Seaport. As we move closer to opening a critical mass of offerings at the Seaport, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

Due to the range of asset types discussed above, we categorize the businesses in the Seaport segment into the following groups: Landlord Operations, Managed Businesses, the Tin Building, and Events and Sponsorships.

Landlord Operations Landlord Operations represent physical real estate in the Historic District and Pier 17 we have developed and own, and is inclusive of our office, retail, and multi-family properties.

Managed Businesses Managed Businesses represent retail and food and beverage businesses in the Historic District and Pier 17 that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. These businesses include, among others, The Fulton, Mister Dips, Carne Mare, Malibu Farm, and Ssäm Bar. The Fulton and Malibu Farm are managed by Creative Culinary Management Company, LLC (CCMC), a Jean-Georges company, and Mister Dips and Carne Mare are managed by Seaport F&B LLC, an Andrew Carmellini company. These management companies are responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations.

The Company owns a 25% interest in Jean-Georges Restaurants, which currently operates over 40 restaurant and hospitality offerings around the world. This ownership interest is reported in accordance with the equity method.

In 2023, we plan to expand our Managed Businesses portfolio with the launch of The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar, and a wide variety of lawn games.

Tin Building The Tin Building includes both landlord operations and managed business. The Company owns 100% of the Tin Building, which was completed and placed in service during the third quarter of 2022. The Company leased 100% of the space to the Tin Building by Jean-Georges joint venture, a managed business in which the Company has an equity ownership interest and reports its ownership interest in accordance with the equity method. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, HHC currently recognizes all of the economic interest in the venture. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue and recognizes its share of the offsetting rent expense in Equity earnings. As the Company currently recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to Seaport EBT. However, Seaport NOI is impacted by the Rental revenue related to the Tin Building lease payments, as equity earnings are excluded from NOI by definition.

The Tin Building by Jean-Georges opened in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping, and delivery. In the first quarter of 2023, the market place was open seven days per week, and foot traffic and sales were strong despite winter seasonality in the Seaport. As a result, equity losses improved by $6.5 million sequentially from the fourth quarter of 2022, to $9.2 million for the first quarter of 2023. Inefficiencies resulting from increased employee costs, menu refinements, and continued start-up costs contributed to the equity losses, but are expected to subside in the coming quarters. The Tin Building by Jean-Georges is managed by CCMC, a Jean-Georges company.

HHC 2023 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Events and Sponsorships Our events and sponsorships businesses include our concert series, event catering, private events, and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with CCMC.

250 Water Street In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that will include affordable and market-rate apartments, community-oriented spaces, and office space. This project, which includes approximately 547,000 zoning square feet, presents a unique opportunity at the Seaport to redevelop this site into a vibrant mixed-use asset, provide long-term viability to the South Street Seaport Museum, and deliver much-needed affordable housing and economic stimulus to the area. In May 2021, we received approval from the New York City Landmarks Preservation Commission (LPC) on our proposed design for the 250 Water Street site. HHC received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which will allow the necessary transfer of development rights to the parking lot site. Also in December 2021, an amendment to the Seaport ground lease was executed giving HHC extension options, at the discretion of HHC, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program is expected to be completed in 2023. Various lawsuits have been filed challenging the LPC’s approval of our development project. For additional information regarding these lawsuits, see Note 9 - Commitments and Contingencies.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended March 31,
thousands	2023	2022	$ Change
Rental revenue (a)	$5,389	$1,503	$3,886
Other land, rental, and property revenues	6,508	7,873	(1,365)
Total revenues	11,897	9,376	2,521

Operating costs	(18,767)	(18,502)	(265)
Rental property real estate taxes	(168)	(334)	166
(Provision for) recovery of doubtful accounts	19	(23)	42
Total operating expenses	(18,916)	(18,859)	(57)
Segment operating income (loss)	(7,019)	(9,483)	2,464
Depreciation and amortization	(10,527)	(7,823)	(2,704)
Interest income (expense), net	1,186	(47)	1,233
Other income (loss), net	1	350	(349)
Equity in earnings (losses) from unconsolidated ventures (a)	(10,820)	(3,711)	(7,109)
Segment EBT	$(27,179)	$(20,714)	$(6,465)
(a) Lease payments for the Tin Building included in Rental revenue and offset in Equity losses were $2.8 million for the three months ended March 31, 2023. No rental payments were made during the first quarter of 2022 as the lease had not yet commenced. Refer to the Tin Building discussion above for additional detail.

For the three months ended March 31, 2023:

Seaport segment EBT decreased $6.5 million compared to the prior-year periods primarily due to the following:
–Equity losses increased $7.1 million primarily due to operating losses for the Tin Building by Jean-Georges, which opened in the third quarter of 2022.
–Depreciation expense increased $2.7 million primarily related to the Tin Building, which was completed and placed in service in the third quarter of 2022.

These decreases to EBT were partially offset by the following:
–Total revenues, net of Operating costs increased $2.3 million primarily driven by the opening of the Tin Building, offset by the closure of the Winter Greens concept for the 2023 season.
HHC 2023 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI	Three Months Ended March 31,
thousands	2023	2022	$ Change
Total Seaport segment EBT	$(27,179)	$(20,714)	$(6,465)
Add back:
Depreciation and amortization	10,527	7,823	2,704
Interest (income) expense, net	(1,186)	47	(1,233)
Equity in (earnings) losses from unconsolidated ventures	10,820	3,711	7,109
Impact of straight-line rent	586	1,888	(1,302)
Other (income) loss, net	847	1,503	(656)
Seaport NOI	$(5,585)	$(5,742)	$157

The Seaport, including Managed Businesses, Events and Sponsorships, and the Tin Building, is approximately 68% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings.

The table below presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended March 31,
thousands	2023	2022	$ Change
Landlord Operations	$(4,290)	$(2,855)	$(1,435)
Landlord Operations - Multi-family	28	(132)	160
Managed Businesses	(2,536)	(2,630)	94
Tin Building	2,415	—	2,415
Events and Sponsorships	(1,202)	(125)	(1,077)
Seaport NOI	$(5,585)	$(5,742)	$157

Seaport NOI remained relatively flat compared to the prior-year period, as increased rental revenue related to the Tin Building landlord operations was partially offset by decreased revenues due to the closure of the Winter Greens concept for the 2023 season.

Tin Building in the table above represents NOI from our landlord business and, as defined, excludes the impact of the Company’s equity ownership interest in the Tin Building by Jean-Georges managed business which opened in the third quarter of 2022. Tin Building by Jean-Georges had an NOI loss of $9.2 million for the three months ended March 31, 2023, and a loss of $3.6 million for the three months ended March 31, 2022. Combined NOI related to the Tin Building landlord operations and the Company’s share of NOI related to the Tin Building by Jean-Georges was a loss of $6.7 million for the three months ended March 31, 2023, and a loss of $3.6 million for the three months ended March 31, 2022.

HHC 2023 FORM 10-Q | 42

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended March 31,
thousands	2023	2022	$ Change
Condominium rights and unit sales	$6,087	$19,616	$(13,529)
Other land, rental, and property revenues	353	840	(487)
Total revenues	6,440	20,456	(14,016)

Condominium rights and unit cost of sales	(4,536)	(14,180)	9,644
Operating costs	(5,852)	(3,208)	(2,644)
Rental property real estate taxes	(671)	(689)	18
Total operating expenses	(11,059)	(18,077)	7,018
Segment operating income (loss)	(4,619)	2,379	(6,998)
Depreciation and amortization	(943)	(1,332)	389
Interest income (expense), net	2,063	3,989	(1,926)
Other income (loss), net	94	(485)	579
Equity in earnings (losses) from unconsolidated ventures	5	898	(893)
Gain (loss) on sale or disposal of real estate and other assets, net	—	(9)	9
Segment EBT	$(3,400)	$5,440	$(8,840)

For the three months ended March 31, 2023:

Strategic Developments segment EBT decreased $8.8 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales decreased $3.9 million due to the timing and mix of condominium closings. Refer to the Ward Village section below for details.
–Operating costs increased $2.6 million primarily due to increased litigation costs related to the Company’s efforts to recover Waiea defect remediation costs from responsible parties.
–Interest income (expense), net decreased $1.9 million primarily due to the change in value related to derivative instruments associated with 1700 Pavilion and Tanager Echo.

HHC 2023 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. We closed on 1 unit at Kō'ula and 4 units at ‘A‘ali‘i during the three months ended March 31, 2023, compared to 24 at ‘A‘ali‘i during the three months ended March 31, 2022, due to lower available inventory at completed towers in both periods as Kō'ula was not completed until the third quarter of 2022, and construction on Victoria Place is not scheduled for completion until 2024.

Completed Condominiums As of March 31, 2023, our six completed towers are 98.5% sold with only 27 units remaining at ‘A‘ali‘i and 14 units remaining at Kō'ula. Ae’o, Ke Kilohana, Anaha, and Waiea are completely sold.

Condominiums Under Construction As of March 31, 2023, 96.8% of the units at our three towers under construction, Victoria Place, The Park Ward Village, and Ulana Ward Village, are under contract. We launched public presales of our seventh condominium project, Victoria Place, in December 2019 and broke ground in February 2021. Victoria Place will be a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences. As of the second quarter of 2022, Victoria Place was 100.0% presold.

We launched public sales of our eighth condominium project, The Park Ward Village, in July 2021 and broke ground in December 2022. The Park Ward Village will be a 41-story, 545-unit condominium project and will include studio, one-, two- and three-bedroom residences. As of March 31, 2023, we have entered into contracts for 504 units, representing 92.5% of total units.

In 2021, HHC announced plans for our ninth condominium project, Ulana Ward Village and broke ground in January 2023. This mixed-use residence will consist of 696 studio, one-, two- and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. As of March 31, 2023, we have entered into contracts for 686 units, representing 98.6% of total units.

Predevelopment Condominiums In September 2022, we launched public sales of our tenth condominium project, Kalae. This will be a 38-story, 329-unit condominium project and will consist of one-, two- and three-bedroom residences. As of March 31, 2023, we have entered into contracts for 262 units, representing 79.6% of total units.

The following provides further detail for Ward Village as of March 31, 2023:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea	(a)	177	—	177	100.0%	100.0%	Q4 2016
Anaha	(a)	317	—	317	100.0%	100.0%	Q4 2017
Ae’o	(a)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	100.0%	Q2 2019
‘A‘ali‘i	(a)	723	—	750	96.4%	94.6%	Q4 2021
Kō'ula	(b)	550	1	565	97.5%	98.1%	Q3 2022
Under construction
Victoria Place		—	349	349	100.0%	100.0%	2024
The Park Ward Village	(c)	—	504	545	92.5%	93.3%	2025
Ulana Ward Village	(d)	—	686	696	98.6%	99.3%	2025
Predevelopment
Kalae	(e)	—	262	329	79.6%	82.5%	2026
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 29% leased.
(c)There will be approximately 26,800 square feet of retail space as part of this project.
(d)There will be approximately 32,100 square feet of retail space as part of this project.
(e)There will be approximately 2,000 square feet of retail space as part of this project.

HHC 2023 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended March 31,
thousands	2023	2022	$ Change
Corporate income	$14	$15	$(1)
General and administrative	(23,553)	(25,891)	2,338
Corporate interest expense, net	(24,195)	(21,660)	(2,535)
Corporate other income (loss), net	2,707	83	2,624
Corporate depreciation and amortization	(800)	(918)	118
Other	(3,571)	(2,409)	(1,162)
Income tax (expense) benefit	1,278	(701)	1,979
Total Corporate income, expenses and other items	$(48,120)	$(51,481)	$3,361

For the three months ended March 31, 2023:

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Corporate other income increased $2.6 million primarily related to the receipt of insurance proceeds.
–General and administrative expenses decreased $2.3 million primarily attributable to an increase in capitalized costs associated with development activity and allocations to projects in other segments.
–Income tax expense decreased $2.0 million primarily due to a decrease in Income before income taxes. Refer to Note 10 - Income Taxes for additional information.

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–Corporate interest expense, net increased $2.5 million primarily due to the change in value related to derivative instruments. Refer to Note 8 - Derivative Instruments and Hedging Activities for additional information on derivative instruments.

HHC 2023 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. In 2023, we drew $32.1 million on existing mortgages and made repayments on mortgages of $3.2 million. As of March 31, 2023, we have $1.2 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions, and $200.0 million of available capacity on the Secured Bridgeland Notes.

Cash Flows

	Three Months Ended March 31,
thousands	2023	2022
Cash provided by (used in) operating activities	$(144,270)	$(100,760)
Cash provided by (used in) investing activities	(94,096)	33,859
Cash provided by (used in) financing activities	28,601	(96,216)

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues, and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2023. Operating cash continued to be utilized in 2023 to fund ongoing development expenditures in our Strategic Developments, Seaport, and MPC segments, consistent with prior years.

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

Net cash used in operating activities was $144.3 million for the three months ended March 31, 2023, and net cash used in operating activities was $100.8 million for the three months ended March 31, 2022. The $43.5 million net increase in cash used in operating activities was primarily due to a $35.3 million increase in net cash used associated with our condominiums and an $18.0 million decrease in MUD receivable collections.

Investing Activities Net cash used in investing activities was $94.1 million for the three months ended March 31, 2023, and net cash provided by investing activities was $33.9 million for the three months ended March 31, 2022. The $128.0 million increase in net cash used in investing activities was primarily due to a $202.9 million decrease in distributions from unconsolidated ventures, primarily related to distributions received from the sale of the Company’s ownership interest in 110 North Wacker in the first quarter of 2022, which resulted in a net increase to the Company’s liquidity of $168.9 million after the payment of transaction costs and distributions to our partner. This increase was partially offset by a decrease in cash used related to investments in unconsolidated ventures of $57.8 million, primarily attributable to the Company’s investment in Jean-Georges Restaurants in the first quarter of 2022, and an $18.6 million decrease in property development and redevelopment expenditures.

Financing Activities Net cash provided by financing activities was $28.6 million for three months ended March 31, 2023, and cash used in financing activities was $96.2 million for three months ended March 31, 2022. The increase in cash provided by financing activities of $124.8 million was primarily due to repurchases of common shares of $179.3 million in the first quarter of 2022 with no similar activity in 2023, and a decrease in principal payments on mortgages, notes, and loans payable of $88.7 million. This increase was partially offset by a decrease in proceeds from mortgages, notes, and loans payable of $143.0 million.

HHC 2023 FORM 10-Q | 46

Short- and Long-Term Liquidity

Short-Term Liquidity In the next 12 months, we expect our primary sources of cash to include cash flow from MPC land sales, cash generated from our operating assets, first mortgage financings secured by our assets, and deposits from condominium sales (which are restricted to funding construction of the related developments). We expect our primary uses of cash to include condominium and other strategic pre-development and development costs, MPC land development costs, and debt principal payments and debt service costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months.

Long-Term Liquidity The development and redevelopment opportunities in Strategic Developments, Seaport, and Operating Assets are capital intensive and will require significant additional funding, if and when pursued. Any additional funding beyond those sources listed above would be raised with a mix of construction, bridge, and long-term financings, by entering into joint venture arrangements, as well as future equity raises.

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

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of March 31, 2023:

thousands	Remaining in 2023	2024	2025	2026	2027	Thereafter	Total
Mortgages, notes, and loans payable	$147,382	$78,322	$416,664	$559,816	$298,587	$3,330,273	$4,831,044
Interest payments (a)	193,537	234,400	213,274	187,948	155,557	388,069	1,372,785
Ground lease commitments (b)	2,179	2,849	2,903	2,959	3,016	241,699	255,605
Total	$343,098	$315,571	$632,841	$750,723	$457,160	$3,960,041	$6,459,434
(a)Interest is based on the borrowings that are presently outstanding and current floating interest rates.
(b)Primarily relates to a $247.9 million Seaport ground lease which has an initial expiration date of December 31, 2072, and is subject to extension options through December 31, 2120. Future cash payments are not inclusive of extension options. The remaining $7.7 million in ground lease commitments relates to Kewalo Basin Harbor.

Debt As of March 31, 2023, the Company had $4.8 billion of outstanding debt, $1.2 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions, and $200 million of available capacity on the Secured Bridgeland Notes. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our unconsolidated ventures totaled $128.8 million as of March 31, 2023. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Debt Compliance As of March 31, 2023, the Company was in compliance with all debt covenants with the exception of for four property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHC 2023 FORM 10-Q | 47

Net Debt The following table summarizes our net debt on a segment basis as of March 31, 2023. Net debt is defined as Mortgages, notes, and loans payable, net, including our ownership share of debt of our unconsolidated ventures, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD, and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure, and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	March 31, 2023
Mortgages, notes, and loans payable, net	$2,234,017	$329,019	$99,833	$88,051	$2,750,920	$2,027,186	$4,778,106
Mortgages, notes, and loans payable of unconsolidated ventures	90,374	38,331	99	—	128,804	—	128,804
Less:
Cash and cash equivalents	(88,797)	(85,139)	(3,230)	(2,003)	(179,169)	(238,577)	(417,746)
Cash and cash equivalents of unconsolidated ventures	(1,258)	(43,756)	(9,289)	(7,601)	(61,904)	—	(61,904)
Special Improvement District receivables	—	(63,363)	—	—	(63,363)	—	(63,363)
Municipal Utility District receivables, net	—	(508,284)	—	(2,794)	(511,078)	—	(511,078)
TIF receivable	—	—	—	(1,469)	(1,469)	—	(1,469)
Net Debt	$2,234,336	$(333,192)	$87,413	$74,184	$2,062,741	$1,788,609	$3,851,350
HHC 2023 FORM 10-Q | 48

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps and interest rate caps. The Company had $1.2 billion of variable-rate debt outstanding at March 31, 2023, of which $891.0 million was swapped to a fixed rate through the use of interest rate swaps and $334.1 million had interest rate cap contracts in place. Additionally, the interest rate caps are on construction loans and mortgages with undrawn loan commitment of $370.4 million as of March 31, 2023, which will be covered by the interest rate cap contracts upon drawing. Refer to Note 8 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements for additional information.

As the Company has interest rate swaps and interest rate caps in place, the exposure to increases in floating interest rates is immaterial as of March 31, 2023. However, an interest rate swap with a notional amount of $615.0 million and interest rate caps with notional amounts totaling $368.2 million will expire in the third quarter of 2023. These derivatives limit the Company’s interest rate exposure on $664.0 million of outstanding variable-rate debt at March 31, 2023. The Company is focused on prudently limiting exposure to potentially higher interest rates based upon market dynamics and general expected financing activity. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations would be less than the total change in interest costs, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 6 - Mortgages, Notes, and Loans Payable, Net and Note 8 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2023 FORM 10-Q | 49

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 9 - Commitments and Contingencies in the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Common Stock Repurchases

In March 2022, the Board authorized an additional share repurchase program pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions and the program may be suspended or discontinued at any time. During 2022, the Company repurchased 2,704,228 shares of its common stock under this program for approximately $235.0 million at an average price of $86.90 per share. All purchases were funded with cash on hand.

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the first quarter of 2023:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - 31, 2023	—	$—	—	$15,009,600
February 1 - 28, 2023	7,166	$85.72	—	$15,009,600
March 1 - 31, 2023	—	$—	—	$15,009,600
Total	7,166	$85.72	—
(a)During the first quarter of 2023, all 7,166 shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
HHC 2023 FORM 10-Q | 50

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023, and 2022, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 51

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
May 8, 2023

HHC 2023 FORM 10-Q | 52