Form 10-Q
period 2023-06-30
Howard Hughes Corp
filed 2023-08-08
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of common stock, $0.01 par value, outstanding as of August 1, 2023, was 50,102,875.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	June 30, 2023	December 31, 2022
ASSETS
Master Planned Communities assets	$2,445,421	$2,411,526
Buildings and equipment	4,432,612	4,246,389
Less: accumulated depreciation	(958,510)	(867,700)
Land	311,194	312,230
Developments	1,336,104	1,125,027
Net investment in real estate	7,566,821	7,227,472
Investments in unconsolidated ventures	248,904	246,171
Cash and cash equivalents	389,405	626,653
Restricted cash	453,747	472,284
Accounts receivable, net	104,394	103,437
Municipal Utility District receivables, net	553,975	473,068
Deferred expenses, net	138,804	128,865
Operating lease right-of-use assets, net	46,250	46,926
Other assets, net	267,115	278,587
Total assets	$9,769,415	$9,603,463

LIABILITIES
Mortgages, notes, and loans payable, net	$4,945,746	$4,747,183
Operating lease obligations	51,866	51,321
Deferred tax liabilities, net	235,787	254,336
Accounts payable and other liabilities	967,563	944,511
Total liabilities	6,200,962	5,997,351

Commitments and Contingencies (see Note 9)

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,533,030 issued, and 50,088,282 outstanding as of June 30, 2023, 56,226,273 shares issued, and 49,801,997 outstanding as of December 31, 2022	566	564
Additional paid-in capital	3,980,780	3,972,561
Retained earnings (accumulated deficit)	126,189	168,077
Accumulated other comprehensive income (loss)	7,753	10,335
Treasury stock, at cost, 6,444,748 shares as of June 30, 2023, and 6,424,276 shares as of December 31, 2022	(612,663)	(611,038)
Total stockholders' equity	3,502,625	3,540,499
Noncontrolling interests	65,828	65,613
Total equity	3,568,453	3,606,112
Total liabilities and equity	$9,769,415	$9,603,463
See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2023	2022	2023	2022
REVENUES
Condominium rights and unit sales	$14,866	$21,420	$20,953	$41,036
Master Planned Communities land sales	42,306	84,979	101,667	146,447
Rental revenue	103,339	104,055	201,203	199,164
Other land, rental, and property revenues	46,898	47,783	65,866	67,320
Builder price participation	15,907	18,471	29,916	32,967
Total revenues	223,316	276,708	419,605	486,934

EXPENSES
Condominium rights and unit cost of sales	29,317	19,546	33,853	33,726
Master Planned Communities cost of sales	15,867	31,263	37,870	55,949
Operating costs	83,800	86,119	156,187	151,674
Rental property real estate taxes	15,578	13,014	30,997	28,196
Provision for (recovery of) doubtful accounts	(26)	1,288	(2,446)	2,132
General and administrative	20,217	15,512	43,770	41,403
Depreciation and amortization	53,221	48,976	105,230	97,569
Other	3,089	2,674	6,660	5,083
Total expenses	221,063	218,392	412,121	415,732

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	(16)	4,018	4,714	4,009
Other income (loss), net	(1,607)	714	3,374	493
Total other	(1,623)	4,732	8,088	4,502

Operating income (loss)	630	63,048	15,572	75,704

Interest income	4,992	254	9,084	278
Interest expense	(33,947)	(28,152)	(72,084)	(55,590)
Gain (loss) on extinguishment of debt	—	(363)	—	(645)
Equity in earnings (losses) from unconsolidated ventures	(6,186)	(6,092)	(10,988)	11,820
Income (loss) before income taxes	(34,511)	28,695	(58,416)	31,567
Income tax expense (benefit)	(15,370)	7,263	(16,648)	7,964
Net income (loss)	(19,141)	21,432	(41,768)	23,603
Net (income) loss attributable to noncontrolling interests	(2)	132	(120)	83
Net income (loss) attributable to common stockholders	$(19,143)	$21,564	$(41,888)	$23,686

Basic income (loss) per share	$(0.39)	$0.42	$(0.85)	$0.46
Diluted income (loss) per share	$(0.39)	$0.42	$(0.85)	$0.46

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Net income (loss)	$(19,141)	$21,432	$(41,768)	$23,603
Other comprehensive income (loss):
Interest rate caps and swaps (a)	2,748	8,465	(2,582)	23,542
Reclassification of the Company's share of previously deferred derivative gains to net income (b)	—	—	—	(6,723)
Other comprehensive income (loss)	2,748	8,465	(2,582)	16,819
Comprehensive income (loss)	(16,393)	29,897	(44,350)	40,422
Comprehensive (income) loss attributable to noncontrolling interests	(2)	132	(120)	83
Comprehensive income (loss) attributable to common stockholders	$(16,395)	$30,029	$(44,470)	$40,505
(a)Amounts are shown net of tax expense of $0.8 million for the three months ended June 30, 2023, tax benefit of $0.8 million for the six months ended June 30, 2023, and tax expense of $2.5 million for the three months ended June 30, 2022, and $7.0 million for the six months ended June 30, 2022.
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

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock					Treasury Stock
thousands except shares	Shares	Amount				Shares	Amount
Balance at March 31, 2023	56,427,928	$566	$3,977,514	$145,332	$5,005	(6,431,442)	$(611,659)	$3,516,758	$65,765	$3,582,523
Net income (loss)	—	—	—	(19,143)	—	—	—	(19,143)	2	(19,141)
Interest rate swaps, net of tax expense (benefit) of $801	—	—	—	—	2,748	—	—	2,748	—	2,748
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	61	61
Stock plan activity	105,102	—	3,266	—	—	(13,306)	(1,004)	2,262	—	2,262
Balance at June 30, 2023	56,533,030	$566	$3,980,780	$126,189	$7,753	(6,444,748)	$(612,663)	$3,502,625	$65,828	$3,568,453

Balance at March 31, 2022	56,300,324	$564	$3,964,412	$(14,334)	$(6,103)	(3,868,215)	$(391,655)	$3,552,884	$514	$3,553,398
Net income (loss)	—	—	—	21,564	—	—	—	21,564	(132)	21,432
Interest rate swaps, net of tax expense (benefit) of $2,529	—	—	—	—	8,465	—	—	8,465	—	8,465
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	50,021	50,021
Repurchase of common shares	—	—	—	—	—	(2,164,400)	(192,262)	(192,262)	—	(192,262)
Stock plan activity	(4,776)	—	2,782	—	—	(384)	(35)	2,747	—	2,747
Balance at June 30, 2022	56,295,548	$564	$3,967,194	$7,230	$2,362	(6,032,999)	$(583,952)	$3,393,398	$50,403	$3,443,801

Balance at December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(41,888)	—	—	—	(41,888)	120	(41,768)
Interest rate swaps, net of tax expense (benefit) of $(758)	—	—	—	—	(2,582)	—	—	(2,582)	—	(2,582)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	117	117
Stock plan activity	306,757	2	8,219	—	—	(20,472)	(1,625)	6,596	—	6,596
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2023	56,533,030	$566	$3,980,780	$126,189	$7,753	(6,444,748)	$(612,663)	$3,502,625	$65,828	$3,568,453

Balance at December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	23,686	—	—	—	23,686	(83)	23,603
Interest rate swaps, net of tax expense (benefit) of $7,032	—	—	—	—	23,542	—	—	23,542	—	23,542
Deconsolidation of Ward Village homeowners’ associations	—	—	—	—	—	—	—	—	(210)	(210)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	50,021	50,021
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (a)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(3,915,068)	(362,932)	(362,932)	—	(362,932)
Stock plan activity	122,272	1	6,776	—	—	(10,316)	(947)	5,830	—	5,830
Balance at June 30, 2022	56,295,548	$564	$3,967,194	$7,230	$2,362	(6,032,999)	$(583,952)	$3,393,398	$50,403	$3,443,801
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

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(41,768)	$23,603
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	95,105	87,289
Amortization	8,287	8,772
Amortization of deferred financing costs	5,933	5,330
Amortization of intangibles other than in-place leases	1,638	1,638
Straight-line rent amortization	(3,297)	(2,460)
Deferred income taxes	(17,793)	(2,934)
Restricted stock and stock option amortization	8,220	6,469
Net gain on sale of properties	(4,714)	(4,018)
Net gain on sale of unconsolidated ventures	—	(5,016)
(Gain) loss on extinguishment of debt	—	645
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	17,438	435
Provision for doubtful accounts	2,078	(2,271)
Master Planned Community development expenditures	(172,580)	(171,449)
Master Planned Community cost of sales	37,870	52,017
Condominium development expenditures	(242,724)	(151,746)
Condominium rights and units cost of sales	32,943	32,287
Net Changes:
Accounts receivable, net	(4,747)	9,795
Other assets, net	(4,402)	(13,358)
Condominium deposits received, net	80,725	75,322
Deferred expenses	(16,296)	(14,067)
Accounts payable and other liabilities	(32,274)	(31,510)
Cash provided by (used in) operating activities	(250,358)	(95,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(3,642)	(634)
Operating property improvements	(27,834)	(23,581)
Property development and redevelopment	(148,130)	(182,491)
Acquisition of assets	(5,898)	—
Proceeds from sales of properties, net	905	33,081
Reimbursements under tax increment financings	—	127
Distributions from unconsolidated ventures	8,532	205,099
Investments in unconsolidated ventures, net	(24,133)	(72,056)
Cash provided by (used in) investing activities	(200,200)	(40,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	201,342	504,470
Principal payments on mortgages, notes, and loans payable	(7,341)	(292,635)
Repurchases of common shares	—	(364,645)
Debt extinguishment costs	—	(32)
Special Improvement District bond funds released from (held in) escrow	3,263	6,154
Deferred financing costs and bond issuance costs, net	(79)	(4,052)
Taxes paid on stock options exercised and restricted stock vested	(2,529)	(2,062)
Stock options exercised	—	345
Issuance of Teravalis noncontrolling interest	—	16,210
Distribution to noncontrolling interest upon sale of 110 North Wacker	—	(22,084)
Contributions from Teravalis noncontrolling interest owner	117	—
Cash provided by (used in) financing activities	194,773	(158,331)

Net change in cash, cash equivalents, and restricted cash	(255,785)	(294,013)
Cash, cash equivalents, and restricted cash at beginning of period	1,098,937	1,216,637
Cash, cash equivalents, and restricted cash at end of period	$843,152	$922,624
HHC 2023 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2023	2022
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$389,405	$572,774
Restricted cash	453,747	349,850
Cash, cash equivalents, and restricted cash at end of period	$843,152	$922,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$119,900	$93,230
Interest capitalized	52,285	43,658
Income taxes paid (refunded), net	4,270	18,071

NON-CASH TRANSACTIONS
Issuance of Teravalis noncontrolling interest	$—	$33,810
Accrued property improvements, developments, and redevelopments	(1,899)	518
Non-cash proceeds from sale of properties	5,250	—
Special Improvement District bond transfers associated with land sales	—	3,932
Capitalized stock compensation	1,812	2,903
Accrued repurchase of common shares	—	13,778

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and future fiscal years.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

New Holding Company Structure On July 17, 2023, the Company announced that its Board of Directors authorized the Company to create a holding company structure. Upon the consummation of the transaction, Howard Hughes Holdings Inc. (Holdco), the new holding company, will replace the Company as the public company trading on the New York Stock Exchange. Existing shares of the Company will be automatically converted, on a one-for-one basis, into shares of common stock of Holdco, which will have the same designations, rights, powers, and preferences, and the same qualifications, limitations, and restrictions, as the shares of the Company common stock immediately prior to the reorganization. The holding company reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company stockholders.

The Company will continue to trade under the symbol “HHC” until and on the effective date of the reorganization, which is Friday, August 11, 2023. Commencing on Monday, August 14, 2023, the new holding company will trade under the ticker symbol “HHH”. The Board and the executive officers of the Company will continue in their same roles at the new company.

The Company believes that implementation of the reorganization will promote the growth of its businesses, including by providing additional flexibility to fund future investment opportunities and to segregate assets and related liabilities in separate subsidiaries.

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits by buyers and other amounts related to taxes, insurance, and legally restricted security deposits and leasing costs.

Accounts Receivable, net Accounts receivable, net includes straight-line rent receivables, tenant receivables, and other receivables. On a quarterly basis, management reviews straight-line rent receivables and tenant receivables for collectability. As required under Accounting Standards Codification (ASC) 842 Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses under ASC 450 Contingencies if the estimated loss amount is probable and can be reasonably estimated.

HHC 2023 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	June 30, 2023	December 31, 2022
Straight-line rent receivables	$85,322	$84,145
Tenant receivables	9,651	12,044
Other receivables	9,421	7,248
Accounts receivable, net (a)	$104,394	$103,437
(a)As of June 30, 2023, the total reserve balance for amounts considered uncollectible was $10.3 million, comprised of $7.3 million related to ASC 842 and $3.0 million related to ASC 450. As of December 31, 2022, the total reserve balance was $8.9 million, comprised of $3.4 million related to ASC 842 and $5.5 million related to ASC 450.

The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
thousands	Income Statement Location	2023	2022	2023	2022
ASC 842 reserve	Rental revenue	$1,644	$(3,803)	$4,537	$(4,037)
ASC 450 reserve	Provision for (recovery of) doubtful accounts	(26)	1,288	(2,446)	2,132
Total (income) expense impact		$1,618	$(2,515)	$2,091	$(1,905)

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

Noncontrolling Interests As of June 30, 2023, and December 31, 2022, noncontrolling interests primarily related to the 12.0% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. Refer to Note 3 - Acquisitions and Dispositions for additional information on Teravalis.

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $622.3 million as of June 30, 2023, and $545.4 million as of December 31, 2022. The MUD receivable balance included accrued interest of $42.5 million as of June 30, 2023, and $36.4 million as of December 31, 2022. There has been no material activity in the allowance for credit losses for financing receivables for the six months ended June 30, 2023, and 2022.

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

ASU 2020-04, Reference Rate Reform When certain conditions are met, the amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update were initially effective as of March 12, 2020, through December 31, 2022. On December 21, 2022, the FASB issued Accounting Standards Update (ASU) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period entities can utilize the reference rate reform relief guidance under ASU 2020-04, from December 31, 2022, to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedge transactions will be based matches the index on the corresponding derivatives. The application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur through the effective date of December 31, 2024.
HHC 2023 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of June 30, 2023, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of June 30, 2023, these ventures had financings totaling $258.4 million, with the Company’s proportionate share of this debt totaling $128.5 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2023	2022	2023	2022	2023	2022	2023	2022
Equity Method Investments
Operating Assets:
110 North Wacker	—%	—%	$—	$—	$—	$(102)	$—	$4,914
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	715	674	390	2,948
Stewart Title of Montgomery County, TX	50%	50%	3,674	4,217	91	459	56	712
Woodlands Sarofim #1	20%	20%	3,049	3,029	6	(24)	19	(15)
m.flats/TEN.M (c)	50%	50%	—	—	1,230	1,584	449	4,569
Master Planned Communities:
The Summit (d)	50%	50%	47,670	49,368	3,117	(3,270)	7,747	2,352
Floreo (e)	50%	50%	57,000	58,001	(479)	(152)	(1,001)	(224)
Seaport:
The Lawn Club (d)	50%	50%	2,553	2,553	—	—	—	—
Ssäm Bar (Momofuku) (d)(e)	50%	50%	5,478	5,551	(105)	(155)	(503)	(257)
Tin Building by Jean-Georges (d)(e)	65%	65%	12,781	6,935	(10,649)	(5,590)	(20,857)	(9,199)
Jean-Georges Restaurants	25%	25%	45,772	45,626	(142)	506	(356)	506
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	485	485	—	—	—	814
West End Alexandria (d)	58%	58%	56,653	56,617	30	(22)	35	62
			235,125	232,392	(6,186)	(6,092)	(14,021)	7,182
Other equity investments (f)			13,779	13,779	—	—	3,033	4,638
Investments in unconsolidated ventures			$248,904	$246,171	$(6,186)	$(6,092)	$(10,988)	$11,820
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan Downtown Columbia was in a deficit position of $9.4 million at June 30, 2023, and $9.0 million at December 31, 2022, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
(c)M.flats/TEN.M was in a deficit position of $2.5 million at June 30, 2023, and $1.8 million at December 31, 2022, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
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
(f)Other equity investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively. As of June 30, 2023, Other equity investments primarily includes $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional details.
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

Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (Ssäm Bar) with MomoPier, LLC (Momofuku) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognizes its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. As of June 30, 2023, and December 31, 2022, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest; however, the Company is not the primary beneficiary. As of June 30, 2023, the Company’s maximum exposure to loss as a result of this investment is limited to the $5.5 million aggregate carrying value of this investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

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

As of June 30, 2023, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As the Company is unable to quantify the amount of future capital contributions associated with this investment, the Company’s maximum exposure to loss is currently equal to the $12.8 million carrying value of the investment as of June 30, 2023. The Company funded capital contributions of $26.7 million for the six months ended June 30, 2023, and $43.1 million for the year ended December 31, 2022.

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

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. As of June 30, 2023, this warrant had not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

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

Phase II In July 2022, the Company contributed an additional 54 acres to the Summit (Phase II land) with a fair value of $21.5 million. The Company recognized an incremental equity method investment at fair value and recognized a gain of $13.5 million recorded in Equity in earnings (losses) from unconsolidated ventures. This gain is the result of marking the cost basis of the land contributed to its estimated fair value at the time of contribution. The Phase II land is adjacent to the existing Summit development and includes approximately 28 custom home sites. The first lot sales closed in the first quarter of 2023. The Company will receive distributions and recognize its share of income or loss for Phase II based on the joint venture’s distribution priorities in the amended Summit LLC agreement, which could fluctuate over time. Upon receipt of preferred returns to HHC, distributions and recognition of income or loss will be allocated to the company based on its final profit-sharing interest.

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

In October 2022, Floreo closed on a $165.0 million financing, with outstanding borrowings of $65.4 million as of June 30, 2023. The Company provided a guarantee on this financing in the form of a collateral maintenance obligation and received a guarantee fee of $5.0 million. The financing and related guarantee provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of June 30, 2023, the Company’s maximum exposure to loss on this investment is limited to the $57.0 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

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

3. Acquisitions and Dispositions

Acquisitions On May 4, 2023, the Company acquired the Grogan’s Mill Village Center and related anchor site, a retail property in The Woodlands, Texas consisting of approximately 8.7 acres for $5.9 million in an asset acquisition. The property is being held in the Strategic Developments segment.

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

Following the execution of the minimum purchase option, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Member to form Douglas Ranch Development Holding Company (Teravalis). The Company and JDM Member then contributed their interests in the Teravalis Property to Teravalis in exchange for an equity interest. As of June 30, 2023, member equity interest in Teravalis is 88.0% for the Company and 12.0% for JDM Member. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and HHC continued to consolidate Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of June 30, 2023, the Company’s Condensed Consolidated Balance Sheets include $541.3 million of Master Planned Community assets, $0.5 million of Accounts Payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis.

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

HHC 2023 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Dispositions

Operating Assets On March 31, 2023, the Company completed the sale of two land parcels in Honolulu, Hawai‘i, including an 11,929-square-foot building at the Ward Village Retail property, for total consideration of $6.3 million, resulting in a gain of $4.7 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations.

Subsequent to period end, on July 6, 2023, the Company completed the sale of two self-storage facilities with a total of 1,370 storage units in The Woodlands, Texas, for $30.5 million resulting in a gain of $16.1 million.

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

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No impairment charges were recorded during the three and six months ended June 30, 2023, and 2022.

Each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded during the three and six months ended June 30, 2023, and 2022.

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
HHC 2023 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of other assets:

thousands	June 30, 2023	December 31, 2022
Special Improvement District receivable, net	$62,126	$64,091
Security, escrow, and other deposits	56,647	48,578
In-place leases, net	37,576	39,696
Interest rate derivative assets	25,087	30,860
Intangibles, net	23,532	25,170
Prepaid expenses	21,406	18,806
Other	13,939	12,555
Condominium inventory	11,878	22,452
Tenant incentives and other receivables, net	8,474	8,252
Net investment in lease receivable	2,887	2,895
TIF receivable, net	2,479	1,893
Notes receivable, net	1,084	3,339
Other assets, net	$267,115	$278,587

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	June 30, 2023	December 31, 2022
Condominium deposit liabilities	$470,992	$390,253
Construction payables	242,549	260,257
Deferred income	80,512	85,006
Accrued interest	52,331	49,156
Accrued real estate taxes	32,335	37,835
Accounts payable and accrued expenses	27,300	36,174
Tenant and other deposits	26,482	26,100
Other	18,205	28,856
Accrued payroll and other employee liabilities	16,857	30,874
Accounts payable and other liabilities	$967,563	$944,511

6. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net Mortgages, notes, and loans payable, net are summarized as follows:

thousands	June 30, 2023	December 31, 2022
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,495,097	1,500,841
Special Improvement District bonds	59,021	59,777
Variable-rate debt (a)
Secured Bridgeland Notes	342,000	275,000
Secured mortgages payable	1,050,080	916,570
Unamortized deferred financing costs (b)	(50,452)	(55,005)
Mortgages, notes, and loans payable, net	$4,945,746	$4,747,183
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

As of June 30, 2023, land, buildings and equipment, developments, and other collateral with a net book value of $4.6 billion have been pledged as collateral for HHC’s mortgages, notes, and loans payable.

HHC 2023 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The following table summarizes the Company’s Secured mortgages payable:

	June 30, 2023				December 31, 2022
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,495,097	3.13% - 7.67%	4.39%	7.6	$1,500,841	3.13% - 7.67%	4.39%	8.1
Variable rate (b)	1,050,080	6.78% - 13.69%	8.27%	2.6	916,570	6.05% - 9.39%	7.36%	3.2
Secured mortgages payable	$2,545,177	3.13% - 13.69%	5.99%	5.5	$2,417,411	3.13% - 9.39%	5.51%	6.2
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of June 30, 2023, and December 31, 2022, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 6.73% as of June 30, 2023, and 5.91% as of December 31, 2022. See Note 8 - Derivative Instruments and Hedging Activities for additional information.

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

During 2023, the Company’s mortgage activity included draws on existing mortgages of $134.3 million and repayments of $7.3 million. As of June 30, 2023, the Company’s secured mortgage loans had $1.1 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2051 as of June 30, 2023. During the six months ended June 30, 2023, no obligations were assumed by buyers and no SID bonds were issued.

HHC 2023 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Secured Bridgeland Notes In September 2021, the Company closed on a $275.0 million financing with maturity in 2026. This financing is secured by MUD receivables and land in Bridgeland. The loan required a $27.5 million fully refundable deposit and has an interest rate of 7.36% at June 30, 2023, and 6.60% at December 31, 2022. The interest rate inclusive of interest rate derivatives was 5.28% at both June 30, 2023, and December 31, 2022. In December 2022, the borrowing capacity of this obligation was expanded from $275.0 million to $475.0 million. An additional $67.0 million was drawn in the second quarter of 2023, bringing outstanding borrowings to $342.0 million as of June 30, 2023. The remaining capacity of $133.0 million was drawn in July 2023.

Debt Compliance As of June 30, 2023, the Company was in compliance with all debt covenants with the exception of six property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets that are measured at fair value on a recurring basis. The Company does not have any liabilities that are measured at a fair value on a recurring basis for the periods presented:

	June 30, 2023				December 31, 2022
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$25,087	$—	$25,087	$—	$30,860	$—	$30,860	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2023		December 31, 2022
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$843,152	$843,152	$1,098,937	$1,098,937
Accounts receivable, net (a)	Level 3	104,394	104,394	103,437	103,437
Notes receivable, net (b)	Level 3	1,084	1,084	3,339	3,339

Liabilities:
Fixed-rate debt (c)	Level 2	3,604,118	3,269,252	3,610,618	3,298,859
Variable-rate debt (c)	Level 2	1,392,080	1,392,080	1,191,570	1,191,570
(a)Accounts receivable, net is shown net of an allowance of $10.3 million at June 30, 2023, and $8.9 million at December 31, 2022. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at June 30, 2023, and December 31, 2022.
(c)Excludes related unamortized financing costs.
HHC 2023 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

The carrying amounts of Cash and Restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the LIBOR or U.S. Treasury obligation interest rates as of June 30, 2023. Please refer to Note 6 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

8. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps, collars, and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate, in exchange for an up‑front premium. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Certain of the Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings within Interest expense on the Condensed Consolidated Statements of Operations. These derivatives are recorded on a gross basis at fair value on the balance sheet.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of June 30, 2023, or as of December 31, 2022.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. During the six months ended June 30, 2023, and the year ended December 31, 2022, there were no termination events. The Company recorded an immaterial reduction in Interest expense in 2022 and 2023 related to the amortization of a previously terminated swap.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $6.9 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.
HHC 2023 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	June 30, 2023	December 31, 2022
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$285,000	2.00%	3/12/2021	9/15/2023	$1,980	$5,748
Interest rate cap	83,200	2.00%	3/12/2021	9/15/2023	578	1,677
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	3,609	3,791
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	2,863	3,007
Interest rate collar	368	2.00% - 4.50%	6/1/2023	6/1/2025	1,092	—
Interest rate collar	23,126	2.00% - 4.50%	6/1/2023	6/1/2025	1,207	—

Derivative instruments designated as hedging instruments:
Interest rate swap	$615,000	2.98%	9/21/2018	9/18/2023	$3,130	$8,262
Interest rate swap	200,000	3.69%	1/3/2023	1/1/2027	2,980	978
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	448	378
Interest rate cap	75,000	5.00%	12/22/2022	12/21/2025	799	655
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	3,405	3,321
Interest rate swap	35,081	4.89%	11/1/2019	1/1/2032	2,996	3,043

Total fair value derivative assets					$25,087	$30,860
(a)These rates represent the swap rate and cap strike rate on HHC’s interest rate swaps, caps, and collars.
(b)Interest income related to these contracts was $3.3 million for the three months ended June 30, 2023, and $2.1 million for the six months ended June 30, 2023, and interest income was $2.8 million for the three months ended June 30, 2022, and $8.2 million for the six months ended June 30, 2022.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Interest rate derivatives	$6,286	$5,819	$3,635	$17,561

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Interest expense	$3,538	$(2,646)	$6,217	$(5,981)

Credit-risk-related Contingent Features The Company has agreements with certain derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of June 30, 2023.

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

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and as such the Company should be entitled to recover all the repair costs from the general contractor, other responsible parties, and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. Total estimated cost related to the remediation is $155.4 million, inclusive of $16.1 million of additional anticipated costs recognized in 2023. As of June 30, 2023, a total of $16.0 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

HHC 2023 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
A separate lawsuit was filed in July 2022 again challenging the Landmarks Preservation Commission approval. In January 2023, a Court ruled in favor of the petitioners vacating the Certificate of Appropriateness (COA) issued by the LPC. The Company immediately appealed this decision to the New York State Supreme Court’s Appellate Division and on June 6, 2023, an Appellate Division panel of five judges unanimously reversed the lower Court’s decision, reinstating the COA. Subsequently, on June 29, 2023, petitioners filed a motion requesting reargument or, in the alternative, permission to appeal the decision of the Appellate Division to the New York State Court of Appeals. The right of appeal is not automatically granted and a decision is pending. Although it is not possible to predict with certainty the outcome of petitioners’ motion, such requests are rarely granted. If the appeal were to proceed to the Court of Appeals, the Company believes the Appellate Division’s ruling will be upheld based on the substantial legal and factual arguments supporting its decision. The lawsuit is not seeking monetary damages as the petitioners are seeking to enjoin the Company from moving forward with the development of 250 Water Street. Because the Company believes that a potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter.

Letters of Credit and Surety Bonds As of June 30, 2023, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $389.0 million. As of December 31, 2022, the Company had outstanding letters of credit totaling $2.1 million and surety bonds totaling $346.3 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.4 million for the three months ended June 30, 2023 and $2.7 million for the six months ended June 30, 2023, compared to $1.7 million for the three months ended June 30, 2022 and $3.2 million for the six months ended June 30, 2022. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing with Mizuho Capital Markets, LLC (Mizuho), with outstanding borrowings of $65.4 million as of June 30, 2023. A wholly owned subsidiary of the Company (HHC Member) provided a guarantee for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the Loan-to-Value (LTV) ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guarantee of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guarantee, which was recognized in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guarantee is equal to the cash collateral that the Company may be obligated to post. As of June 30, 2023, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

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

The Company evaluates the likelihood of future performance under these guarantees and, as of June 30, 2023, and December 31, 2022, there were no events requiring financial performance under these guarantees.

HHC 2023 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2023	2022	2023	2022
Income tax expense (benefit)	$(15,370)	$7,263	$(16,648)	$7,964
Income (loss) before income taxes	(34,511)	28,695	(58,416)	31,567
Effective tax rate	44.5%	25.3%	28.5%	25.2%

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

11. Warrants

In 2017, the Company entered into warrant agreements with its then Chief Executive Officer, David R. Weinreb, (Weinreb Warrant) and then President, Grant Herlitz, (Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The purchase prices paid by the respective executives for the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, were credited to Additional paid-in capital. In October 2019, in connection with their respective terminations of employment, the Weinreb Warrant became exercisable at an exercise price of $124.64 per share, and the Herlitz Warrant became exercisable at an exercise price of $117.01 per share. The Weinreb Warrant expired in June 2023, and the Herlitz Warrant expires in October 2023. The Herlitz Warrant was not exercised as of June 30, 2023.

HHC 2023 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance as of March 31, 2023	$5,005
Other comprehensive income (loss) before reclassifications	6,286
(Gain) loss reclassified from accumulated other comprehensive income (loss) to net income	(3,538)
Net current-period other comprehensive income (loss)	2,748
Balance as of June 30, 2023	$7,753

Balance as of March 31, 2022	$(6,103)
Other comprehensive income (loss) before reclassifications	5,819
(Gain) loss reclassified from accumulated other comprehensive income (loss) to net income	2,646
Net current-period other comprehensive income (loss)	8,465
Balance at June 30, 2022	$2,362

thousands
Balance as of December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	3,635
(Gain) loss reclassified to net income	(6,217)
Net current-period other comprehensive Income (loss)	(2,582)
Balance at June 30, 2023	$7,753

Balance at December 31, 2021	$(14,457)
Derivative instruments:
Other comprehensive income (loss) before reclassifications	17,561
(Gain) loss reclassified to net income	5,981
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Net current-period other comprehensive income (loss)	16,819
Balance at June 30, 2022	$2,362
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

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
thousands	2023	2022	2023	2022
(Gains) losses on cash flow hedges	$(4,572)	$3,437	$(8,034)	$7,768	Interest expense
Company's share of previously deferred derivative gains	—	—	—	(8,636)	Equity in earnings (losses) from unconsolidated ventures
Income tax expense (benefit)	1,034	(791)	1,817	126	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(3,538)	$2,646	$(6,217)	$(742)

HHC 2023 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2023	2022	2023	2022
Net income (loss)
Net income (loss)	$(19,141)	$21,432	$(41,768)	$23,603
Net (income) loss attributable to noncontrolling interests	(2)	132	(120)	83
Net income (loss) attributable to common stockholders	$(19,143)	$21,564	$(41,888)	$23,686

Shares
Weighted-average common shares outstanding - basic	49,581	50,786	49,518	51,612
Restricted stock and stock options	—	36	—	39
Weighted-average common shares outstanding - diluted	49,581	50,822	49,518	51,651

Net income (loss) per common share
Basic income (loss) per share	$(0.39)	$0.42	$(0.85)	$0.46
Diluted income (loss) per share	$(0.39)	$0.42	$(0.85)	$0.46

Anti-dilutive shares excluded from diluted EPS
Restricted stock and stock options	735	577	735	580
Warrants	88	2,103	88	2,103

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
HHC 2023 FORM 10-Q | 25

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$14,866	$21,420	$20,953	$41,036
Master Planned Communities land sales	42,306	84,979	101,667	146,447
Builder price participation	15,907	18,471	29,916	32,967
Total	73,079	124,870	152,536	220,450

Recognized at a point in time or over time:
Other land, rental, and property revenues	46,898	47,783	65,866	67,320

Rental and lease-related revenues
Rental revenue	103,339	104,055	201,203	199,164
Total revenues	$223,316	$276,708	$419,605	$486,934

Revenues by segment
Operating Assets revenues	$121,427	$118,562	$222,352	$218,249
Master Planned Communities revenues	63,311	108,110	140,324	188,802
Seaport revenues	22,804	28,176	34,701	37,552
Strategic Developments revenues	15,758	21,846	22,198	42,302
Corporate revenues	16	14	30	29
Total revenues	$223,316	$276,708	$419,605	$486,934

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits, and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2022	$457,831
Consideration earned during the period	(58,807)
Consideration received during the period	132,527
Balance at June 30, 2023	$531,551

Balance at December 31, 2021	$431,177
Consideration earned during the period	(102,087)
Consideration received during the period	175,343
Balance at June 30, 2022	$504,433

HHC 2023 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of June 30, 2023, is $2.7 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1 - 2 years	Thereafter
Total remaining unsatisfied performance obligations	$156,490	$787,750	$1,742,826

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

15. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of June 30, 2023, or December 31, 2022.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of three years to approximately 50 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings and office space constructed on its ground leases to third parties.

In June 2022, the Company sold the Outlet Collection at Riverwalk, which was subject to a ground lease, resulting in a reduction in the Company’s operating lease right-of-use assets and obligations as well as future minimum lease payments. The Company’s operating leases primarily relate to the Seaport ground leases.

The Company’s leased assets and liabilities are as follows:

thousands	June 30, 2023	December 31, 2022
Operating lease right-of-use assets, net	$46,250	$46,926
Operating lease obligations	51,866	51,321

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Operating lease cost	$1,709	$1,998	$3,417	$4,067
Variable lease costs	199	269	591	643
Total lease cost	$1,908	$2,267	$4,008	$4,710
HHC 2023 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Future minimum lease payments as of June 30, 2023, are as follows:

thousands	Operating Leases
Remainder of 2023	$2,661
2024	5,051
2025	3,662
2026	3,362
2027	3,353
Thereafter	243,487
Total lease payments	261,576
Less: imputed interest	(209,710)
Present value of lease liabilities	$51,866

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Six Months Ended June 30,
thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$2,270	$3,229

Other Information	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (years)
Operating leases	43.8	44.7
Weighted-average discount rate
Operating leases	7.8%	7.8%

Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Minimum rent revenues related to operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2023	2022	2023	2022
Total minimum rent payments	$58,282	$57,164	$116,079	$114,593

Total future minimum rents associated with operating leases are as follows as of June 30, 2023:

thousands	Total Minimum Rent
Remainder of 2023	$121,913
2024	250,832
2025	233,411
2026	213,974
2027	202,382
Thereafter	924,205
Total	$1,946,717

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

HHC 2023 FORM 10-Q | 28

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
HHC 2023 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended June 30, 2023
Total revenues	$121,427	$63,311	$22,804	$15,758	$223,300
Total operating expenses	(54,452)	(28,078)	(26,665)	(35,341)	(144,536)
Segment operating income (loss)	66,975	35,233	(3,861)	(19,583)	78,764
Depreciation and amortization	(40,878)	(106)	(10,469)	(943)	(52,396)
Interest income (expense), net	(30,285)	17,161	1,311	5,442	(6,371)
Other income (loss), net	(40)	—	(1,601)	(17)	(1,658)
Equity in earnings (losses) from unconsolidated ventures	2,042	2,638	(10,896)	30	(6,186)
Gain (loss) on sale or disposal of real estate and other assets, net	(16)	—	—	—	(16)
Segment EBT	$(2,202)	$54,926	$(25,516)	$(15,071)	$12,137
Corporate income, expenses, and other items					(31,278)
Net income (loss)					(19,141)
Net (income) loss attributable to noncontrolling interests					(2)
Net income (loss) attributable to common stockholders					$(19,143)

Three Months Ended June 30, 2022
Total revenues	$118,562	$108,110	$28,176	$21,846	$276,694
Total operating expenses	(51,349)	(45,136)	(29,066)	(25,679)	(151,230)
Segment operating income (loss)	67,213	62,974	(890)	(3,833)	125,464
Depreciation and amortization	(38,999)	(92)	(7,720)	(1,345)	(48,156)
Interest income (expense), net	(21,318)	11,783	1,319	2,528	(5,688)
Other income (loss), net	(309)	23	(43)	946	617
Equity in earnings (losses) from unconsolidated ventures	2,591	(3,422)	(5,239)	(22)	(6,092)
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	—	4,018
Gain (loss) on extinguishment of debt	(363)	—	—	—	(363)
Segment EBT	$12,833	$71,266	$(12,573)	$(1,726)	$69,800
Corporate income, expenses, and other items					(48,368)
Net income (loss)					21,432
Net (income) loss attributable to noncontrolling interests					132
Net income (loss) attributable to common stockholders					$21,564

Six Months Ended June 30, 2023
Total revenues	$222,352	$140,324	$34,701	$22,198	$419,575
Total operating expenses	(102,051)	(62,429)	(45,581)	(46,400)	(256,461)
Segment operating income (loss)	120,301	77,895	(10,880)	(24,202)	163,114
Depreciation and amortization	(80,510)	(213)	(20,996)	(1,886)	(103,605)
Interest income (expense), net	(59,196)	32,973	2,497	7,505	(16,221)
Other income (loss), net	2,242	(103)	(1,600)	77	616
Equity in earnings (losses) from unconsolidated ventures	3,947	6,746	(21,716)	35	(10,988)
Gain (loss) on sale or disposal of real estate and other assets, net	4,714	—	—	—	4,714
Segment EBT	$(8,502)	$117,298	$(52,695)	$(18,471)	$37,630
Corporate income, expenses, and other items					(79,398)
Net income (loss)					(41,768)
Net (income) loss attributable to noncontrolling interests					(120)
Net income (loss) attributable to common stockholders					$(41,888)

HHC 2023 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Six Months Ended June 30, 2022
Total revenues	$218,249	$188,802	$37,552	$42,302	$486,905
Total operating expenses	(97,964)	(82,032)	(47,925)	(43,756)	(271,677)
Segment operating income (loss)	120,285	106,770	(10,373)	(1,454)	215,228
Depreciation and amortization	(77,429)	(182)	(15,543)	(2,677)	(95,831)
Interest income (expense), net	(41,436)	22,205	1,272	6,517	(11,442)
Other income (loss), net	(478)	23	307	461	313
Equity in earnings (losses) from unconsolidated ventures	17,766	2,128	(8,950)	876	11,820
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	(9)	4,009
Gain (loss) on extinguishment of debt	(645)	—	—	—	(645)
Segment EBT	$22,081	$130,944	$(33,287)	$3,714	$123,452
Corporate income, expenses, and other items					(99,849)
Net income (loss)					23,603
Net (income) loss attributable to noncontrolling interests					83
Net income (loss) attributable to common stockholders					$23,686

The assets by segment and the reconciliation of total segment assets to Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	June 30, 2023	December 31, 2022
Operating Assets	$3,424,379	$3,448,823
Master Planned Communities	3,330,842	3,272,655
Seaport	1,163,585	1,166,950
Strategic Developments	1,550,975	1,359,180
Total segment assets	9,469,781	9,247,608
Corporate	299,634	355,855
Total assets	$9,769,415	$9,603,463
HHC 2023 FORM 10-Q | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

HHC 2023 FORM 10-Q | 32

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
HHC 2023 FORM 10-Q | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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
HHC 2023 FORM 10-Q | 34

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

In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as NOI. See the Operating Assets and Seaport sections below for the reconciliation of this GAAP to non-GAAP financial measure and a statement indicating why management believes the non-GAAP financial measure provides useful information for investors. Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our consolidated financial statements, and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

New Holding Company Structure On July 17, 2023, the Company announced that its Board of Directors authorized the Company to create a holding company structure. The Company believes that implementation of the reorganization will promote the growth of its businesses, including by providing additional flexibility to fund future investment opportunities and to segregate assets and related liabilities in separate subsidiaries. The holding company reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company stockholders. The Company will continue to trade under the symbol “HHC” until and on the effective date of the reorganization, which is Friday, August 11, 2023. Commencing on Monday, August 14, 2023, the new holding company will trade under the ticker symbol “HHH”.
HHC 2023 FORM 10-Q | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

Second Quarter 2023 Highlights

Comparison of the three months ended June 30, 2023, to the three months ended June 30, 2022

Total Company
–Net income attributable to common stockholders decreased to a net loss of $19.1 million, or $0.39 per diluted share, for the current quarter, compared to net income of $21.6 million, or $0.42 per diluted share, for the prior-year period. The current quarter included a charge of $16.1 million or $0.33 per diluted share related to additional window construction defect remediation at Waiea in Ward Village.
–We continue to maintain a strong liquidity position with $389.4 million of cash and cash equivalents, $1.1 billion of undrawn lender commitment available to be drawn for property development and limited near-term debt maturities.

Operating Assets
–Operating Assets NOI totaled $66.1 million in the current quarter, a $2.2 million increase compared to $64.0 million in the prior-year period. Excluding dispositions, Operating Assets NOI increased $3.3 million.
–Office NOI increased $4.0 million, primarily due to one-time termination fees, continued lease-up activity, and abatement expirations at various properties in The Woodlands, most notably at 9950 Woodloch Forest and Lake Front North. These increases were partially offset by lower occupancy at various properties in Downtown Columbia and initial operating losses from 1700 Pavilion in Summerlin.
–Multi-family NOI increased $1.2 million, primarily due to rent growth at our properties in The Woodlands and continued lease-up at our newer properties, Starling at Bridgeland and Marlow.
–Retail NOI decreased $1.5 million, primarily due to COVID-related tenant recoveries at Ward Village in the prior year, as well as the closure of two Ward Village retail properties in the prior year to make way for The Park Ward Village and Ulana Ward Village condominiums.

MPC
–MPC Earnings Before Tax (EBT) totaled $54.9 million in the current quarter, a $16.3 million decrease compared to $71.3 million in the prior-year period.
–The decrease in EBT was primarily due to lower residential land sales, net of costs, at Summerlin due to the timing of superpad sales, partially offset by higher residential land sales at Aria Isle in The Woodlands and higher equity earnings at The Summit.

Seaport
–Seaport NOI totaled a loss of $2.4 million in the current quarter, a $1.8 million increase in the loss compared to a loss of $0.7 million in the prior-year period. This change was primarily due to fewer private events, the absence of certain restaurant concepts in the current year, and COVID-related recoveries in the prior year, partially offset by an increase in rental revenue at the Tin Building.
–Seaport NOI excludes the impact of the Company’s equity ownership interest in the Tin Building by Jean-Georges managed business. Tin Building by Jean-Georges NOI was a loss of $9.6 million in the current quarter and a loss of $5.6 million in the prior-year period. This includes Tin Building rental expense which commenced in the third quarter of 2022. See Seaport segment discussion for additional detail.

Strategic Developments
–Strategic Developments EBT totaled a loss of $15.1 million in the current quarter, a $13.3 million decrease compared to a loss of $1.7 million in the prior-year period.
–The decrease in EBT was primarily attributable to a $13.4 million increase in charges to fund additional remediation expenditures at Waiea and a $2.9 million decrease in profits from condominium sales due to the timing of condominium closings and recent pricing reductions at ‘A‘ali‘i and Kō'ula to facilitate the close-out of remaining units. We closed on 11 units at ‘A‘ali‘i and 4 units at Kō'ula during the three months ended June 30, 2023, compared to 19 units at ‘A‘ali‘i and 1 unit at Waiea during the three months ended June 30, 2022.
–The Park Ward Village, our eighth condominium project, began public sales in July 2021 and began construction in December 2022. As of June 30, 2023, we have entered into contracts for 508 units, representing 93.2% of total units.
–Ulana Ward Village, our ninth condominium project, was announced in 2021 and began construction in January 2023. As of June 30, 2023, we have entered into contracts for 692 units, representing 99.4% of total units.
–Kalae, our tenth condominium project, began public presales in September 2022 and as of June 30, 2023, we have entered into contracts for 273 units, representing 83.0% of total units.
HHC 2023 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2023, to the six months ended June 30, 2022

Net income attributable to common stockholders decreased $65.6 million to a loss of $41.9 million for the six months ended June 30, 2023, compared to the prior-year period.
–Operating Assets EBT decreased $30.6 million primarily due to a decrease in equity earnings related to the change in value of derivative instruments of certain equity investments and the sale of 110 North Wacker in the first quarter of 2022, as well as increased interest expense primarily due to new financings secured by our operating assets.
–MPC EBT decreased $13.6 million primarily due to lower residential and institutional land sales, net of costs, at Summerlin due to the timing of superpad sales and no institutional land sales in the current year, partially offset by higher commercial land sales at Bridgeland, higher residential land sales at Aria Isle in The Woodlands, and higher equity earnings at The Summit.
–Strategic Developments EBT decreased $22.2 million primarily attributable to additional remediation expenditures at Waiea and a decrease in net condominium sales due to the timing of condominium closings and recent pricing reductions at ‘A‘ali‘i and Kō'ula to facilitate the close-out of remaining units.
–Seaport EBT decreased $19.4 million due to a decrease in equity earnings primarily related to operating losses for the Tin Building by Jean-Georges which opened in the third quarter of 2022, an increase in depreciation expense related to the opening of the Tin Building landlord asset in the third quarter of 2022, and a decrease in total Revenues, net of operating costs primarily due to fewer private events and the absence of the Cobble and Co. and R17 restaurant concepts in the current year and COVID-related recoveries at the Fulton Market Building in the prior year, partially offset by an increase in rental revenue driven by the opening of the Tin Building.
–These decreases were partially offset by a $20.5 million decrease in net expenses related to Corporate income, expenses, and other items primarily due to a decrease in income tax expense.

Refer to the Second Quarter 2023 Highlights section above for information on the variances for the three months ended June 30, 2023.

See segment discussions for more detail about the changes described above.
HHC 2023 FORM 10-Q | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Rental revenue	$97,596	$98,282	$(686)	$190,071	$191,888	$(1,817)
Other land, rental, and property revenues	23,831	20,280	3,551	32,281	26,361	5,920
Total revenues	121,427	118,562	2,865	222,352	218,249	4,103

Operating costs	(40,155)	(38,255)	(1,900)	(75,575)	(69,890)	(5,685)
Rental property real estate taxes	(14,329)	(13,080)	(1,249)	(28,909)	(27,239)	(1,670)
(Provision for) recovery of doubtful accounts	32	(14)	46	2,433	(835)	3,268
Total operating expenses	(54,452)	(51,349)	(3,103)	(102,051)	(97,964)	(4,087)
Segment operating income (loss)	66,975	67,213	(238)	120,301	120,285	16
Depreciation and amortization	(40,878)	(38,999)	(1,879)	(80,510)	(77,429)	(3,081)
Interest income (expense), net	(30,285)	(21,318)	(8,967)	(59,196)	(41,436)	(17,760)
Other income (loss), net	(40)	(309)	269	2,242	(478)	2,720
Equity in earnings (losses) from unconsolidated ventures	2,042	2,591	(549)	3,947	17,766	(13,819)
Gain (loss) on sale or disposal of real estate and other assets, net	(16)	4,018	(4,034)	4,714	4,018	696
Gain (loss) on extinguishment of debt	—	(363)	363	—	(645)	645
Segment EBT	$(2,202)	$12,833	$(15,035)	$(8,502)	$22,081	$(30,583)
For the three months ended June 30, 2023:

Operating Assets segment EBT decreased $15.0 million compared to the prior-year period primarily due to the following:
–Interest expense increased $9.0 million primarily due to new financings secured by our Operating assets.
–Gain on asset sales decreased $4.0 million due to the sale of the Outlet Collection at Riverwalk in the second quarter of 2022 with no asset sales in the current quarter.

For the six months ended June 30, 2023:

Operating Assets segment EBT decreased $30.6 million compared to the prior-year period primarily due to the following:
–Equity earnings decreased $13.8 million primarily as a result of a $6.8 million decrease related to the change in value of certain derivative instruments and a $4.9 million decrease related to the sale of 110 North Wacker in the first quarter of 2022. This decrease is due to the release of our share of accumulated other comprehensive income related to 110 North Wacker’s derivative instruments upon the sale in 2022.
–Interest expense increased $17.8 million primarily due to new financings secured by our operating assets and higher interest on variable-rate debt.

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

Operating Assets NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Total Operating Assets segment EBT	$(2,202)	$12,833	$(15,035)	$(8,502)	$22,081	$(30,583)
Add back:
Depreciation and amortization	40,878	38,999	1,879	80,510	77,429	3,081
Interest (income) expense, net	30,285	21,318	8,967	59,196	41,436	17,760
Equity in (earnings) losses from unconsolidated ventures	(2,042)	(2,591)	549	(3,947)	(17,766)	13,819
(Gain) loss on sale or disposal of real estate and other assets, net	16	(4,018)	4,034	(4,714)	(4,018)	(696)
(Gain) loss on extinguishment of debt	—	363	(363)	—	645	(645)
Impact of straight-line rent	(1,081)	(3,101)	2,020	(2,194)	(5,539)	3,345
Other	269	158	111	84	207	(123)
Operating Assets NOI	$66,123	$63,961	$2,162	$120,433	$114,475	$5,958

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Office	$33,666	$29,680	$3,986	$61,394	$54,798	$6,596
Retail	12,513	14,020	(1,507)	27,121	26,154	967
Multi-family	13,062	11,843	1,219	25,695	22,985	2,710
Other	6,882	7,318	(436)	6,406	8,107	(1,701)
Dispositions	—	1,100	(1,100)	(183)	2,431	(2,614)
Operating Assets NOI	$66,123	$63,961	$2,162	$120,433	$114,475	$5,958

For the three months ended June 30, 2023:

Operating Assets NOI increased $2.2 million compared to the prior-year period primarily due to the following:
–Office NOI increased $4.0 million primarily driven by one-time lease termination fees, continued lease-up activity, and abatement expirations at various properties in The Woodlands, most notably at 9950 Woodloch Forest and Lake Front North. These increases were partially offset by lower occupancy at various properties in Downtown Columbia and initial operating losses from 1700 Pavilion in Summerlin.
–Multi-family NOI increased $1.2 million primarily driven by rent growth at our properties in The Woodlands and continued lease-up at our newer properties, Starling at Bridgeland and Marlow.

These increases to NOI were partially offset by the following:
–Retail NOI decreased $1.5 million primarily due to COVID-related tenant recoveries at Ward Village in the prior year, as well as the closure of two Ward Village retail properties to make way for The Park Ward Village condominiums.
–NOI decrease of $1.1 million related to the retail asset dispositions of Lake Woodlands Crossing, Outlet Collection at Riverwalk, and Creekside Village Green in 2022.

HHC 2023 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2023:

Operating Assets NOI increased $6.0 million compared to the prior-year period primarily due to the following:
–Office NOI increased $6.6 million primarily due to one-time lease termination fees, continued lease-up activity, and abatement expirations at various properties in The Woodlands, most notably at 9950 Woodloch Forest and Lake Front North, partially offset by decreases related to rent abatements at 3 Waterway Square, lower occupancy at One Hughes Landing and various properties in Downtown Columbia, and initial operating losses from 1700 Pavilion in Summerlin.
–Multi-family NOI increased $2.7 million primarily driven by winter weather-related insurance recoveries and rent growth at our properties in The Woodlands.
–Retail NOI increased $1.0 million primarily driven by tenant upgrades and retail sales growth in Downtown Summerlin, as well as increased leasing in The Woodlands, partially offset by COVID-related tenant recoveries at Ward Village in the prior year, as well as the closure of two Ward Village retail centers as discussed above.
–These increases were partially offset by a $2.6 million decrease related to the retail asset dispositions of Lake Woodlands Crossing, Outlet Collection at Riverwalk, and Creekside Village Green in 2022.

Master Planned Communities

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Master Planned Community land sales (a)	$42,306	$84,979	$(42,673)	$101,667	$146,447	$(44,780)
Other land, rental, and property revenues	5,098	4,660	438	8,741	9,388	(647)
Builder price participation (b)	15,907	18,471	(2,564)	29,916	32,967	(3,051)
Total revenues	63,311	108,110	(44,799)	140,324	188,802	(48,478)

Master Planned Communities cost of sales	(15,867)	(31,263)	15,396	(37,870)	(55,949)	18,079
Operating costs	(12,211)	(13,873)	1,662	(24,559)	(26,083)	1,524
Total operating expenses	(28,078)	(45,136)	17,058	(62,429)	(82,032)	19,603
Segment operating income (loss)	35,233	62,974	(27,741)	77,895	106,770	(28,875)
Depreciation and amortization	(106)	(92)	(14)	(213)	(182)	(31)
Interest income (expense), net	17,161	11,783	5,378	32,973	22,205	10,768
Other income (loss), net	—	23	(23)	(103)	23	(126)
Equity in earnings (losses) from unconsolidated ventures	2,638	(3,422)	6,060	6,746	2,128	4,618
Segment EBT	$54,926	$71,266	$(16,340)	$117,298	$130,944	$(13,646)
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
HHC 2023 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table presents MPC segment EBT by MPC:

MPC Segment EBT by MPC	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Bridgeland	$23,211	$20,784	$2,427	$54,315	$36,229	$18,086
Columbia (a)	—	(671)	671	—	(357)	357
Summerlin	26,554	49,276	(22,722)	54,944	94,190	(39,246)
Teravalis (b)	(957)	(296)	(661)	(1,966)	(322)	(1,644)
The Woodlands	3,063	(3,849)	6,912	5,358	(8,200)	13,558
The Woodlands Hills	3,055	6,022	(2,967)	4,647	9,404	(4,757)
Segment EBT	$54,926	$71,266	$(16,340)	$117,298	$130,944	$(13,646)

Floreo (c)	$(958)	$(304)	$(654)	$(1,910)	$(449)	$(1,461)
(a)Columbia MPC land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia land was transferred to the Strategic Developments segment in the first quarter of 2023.
(b)As of June 30, 2023, the Company owns an 88.0% interest and consolidates Teravalis. Teravalis EBT also includes the Company’s 50% interest in Floreo, which is accounted for under the equity method. For additional detail, refer to Note 2 - Investments in Unconsolidated Ventures and Note 3 - Acquisitions and Dispositions in the Condensed Consolidated Financial Statements.
(c)This represents 100% of Floreo EBT and is presented for informational purposes.

For the three months ended June 30, 2023:

MPC Segment EBT decreased $16.3 million compared to the prior-year period primarily due to the following:

Summerlin EBT decreased $22.7 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $29.8 million primarily due to the following activity:
–decrease in superpad acres sold, with no acres sold in the second quarter of 2023, compared to 47.8 acres sold at an average price of $1.1 million per acre in the prior-year period. Superpad sales, which typically include large 10- to 25-acre parcels, are based on current homebuilder demand and can vary from quarter to quarter. With new home sales rising year-to-date and increased demand for new acreage, we expect a material increase in superpad sales in the second half of 2023.
–decrease in custom lots sold, with no lots sold in the second quarter of 2023, compared to one lot sold at a price of $1.4 million in the prior-year period
–Equity earnings increased $6.4 million at The Summit due to increased land sales in the second quarter of 2023, compared to the prior-year period.

The Woodlands Hills EBT decreased $3.0 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $2.7 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 10.5 acres sold at an average price of $408,000 per acre in the second quarter of 2023, compared to 19.7 acres sold at an average price of $361,000 per acre in the prior-year period
–decrease in institutional acres sold with no institutional land sales in the second quarter of 2023, compared to 8.0 acres sold at an average price of $175,000 per acre in the prior-year period

The Woodlands EBT increased $6.9 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $5.8 million primarily due to the following activity:
–increase in residential acres sold, with 3.7 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.4 million per acre in the second quarter of 2023, compared to no residential land sales in the prior-year period
–increase in commercial acres sold, with 2.1 acres sold at an average price of $819,000 per acre in the second quarter of 2023, compared to no commercial land sales in the prior-year period
HHC 2023 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2023:

MPC Segment EBT decreased $13.6 million compared to the prior-year period primarily due to the following:

Summerlin EBT decreased $39.2 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $47.0 million primarily due to the following activity:
–decrease in superpad acres sold, with no acres sold for the six months ended June 30, 2023, compared to 47.8 acres sold at an average price of $1.1 million per acre in the prior-year period. Superpad sales, which typically include large 10- to 25-acre parcels, are based on current homebuilder demand and can vary from quarter to quarter. With new home sales rising year-to-date and increased demand for new acreage, we expect a material increase in superpad sales in the second half of 2023.
–decrease in institutional acres sold, with no acres sold for the six months ended June 30, 2023, compared to 16.6 acres sold at an average price of $1.6 million per acre in the prior-year period
–Equity earnings increased $5.4 million at The Summit due to increased land sales in the six months ended June 30, 2023, compared to the prior-year period.

The Woodlands Hills EBT decreased $4.8 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $4.0 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 15.4 acres sold at an average price of $415,000 per acre for the six months ended June 30, 2023, compared to 31.1 acres sold at an average price of $361,000 per acre in the prior-year period
–decrease in institutional acres sold, with no acres sold for the six months ended June 30, 2023, compared to 8.0 acres sold at an average price of $175,000 per acre in the prior-year period

Bridgeland EBT increased $18.1 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $13.4 million primarily due to the following activity:
–increase in commercial acres sold, with 108.8 acres sold at an average price of $247,000 per acre for the six months ended June 30, 2023, compared to 9.8 acres sold at an average price of $262,000 per acre in the prior-year period
–decrease in residential acres sold partially offset by an increase in price per acre, with 61.3 acres sold at an average price of $548,000 per acre for the six months ended June 30, 2023, compared to 75.1 acres sold at an average price of $541,000 per acre in the prior-year period

The Woodlands EBT increased $13.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $10.9 million primarily due to the following activity:
–increase in residential acres sold, with 7.2 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.7 million per acre for the six months ended June 30, 2023, compared to no acres sold in the prior-year period
–increase in commercial acres sold, with 2.1 acres sold at an average price of $819,000 per acre for the six months ended June 30, 2023, compared to no acres in the prior-year period

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

A reconciliation of segment EBT to MPC Net Contribution is presented below:

MPC Net Contribution	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
MPC Segment EBT	$54,926	$71,266	$(16,340)	$117,298	$130,944	$(13,646)
Plus:
Master Planned Communities cost of sales	15,867	31,263	(15,396)	37,870	55,949	(18,079)
Depreciation and amortization	106	92	14	213	182	31
MUD and SID bonds collections, net (a)	1,984	11,982	(9,998)	3,348	33,741	(30,393)
Distributions from unconsolidated ventures	9,450	—	9,450	9,450	—	9,450
Less:
MPC development expenditures	(83,235)	(92,566)	9,331	(172,580)	(171,449)	(1,131)
Equity in (earnings) losses from unconsolidated ventures	(2,638)	3,422	(6,060)	(6,746)	(2,128)	(4,618)
MPC Net Contribution	$(3,540)	$25,459	$(28,999)	$(11,147)	$47,239	$(58,386)
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $29.0 million for the three months ended June 30, 2023, and decreased $58.4 million for the six months ended June 30, 2023 compared to the same periods in 2022, primarily due to lower MPC land sales, lower MUD and SID bond collections, net, partially offset by an increase in distributions from unconsolidated ventures.

MPC Land Inventory The following table summarizes MPC land inventory activity for the six months ended June 30, 2023:

thousands	Bridgeland	Columbia (a)	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2022	$538,924	$16,625	$1,014,511	$544,546	$185,356	$111,564	$2,411,526
Development expenditures (b)	91,928	—	66,560	49	2,518	11,525	172,580
MPC Cost of sales	(20,998)	—	(3,822)	—	(9,982)	(3,068)	(37,870)
MUD reimbursable costs (c)	(63,009)	—	—	—	(871)	(9,953)	(73,833)
Transfer to Strategic Development and Operating Assets Segments	(510)	(16,625)	—	—	(3,226)	—	(20,361)
Other	(6,990)	—	(3,300)	—	386	3,283	(6,621)
Balance June 30, 2023	$539,345	$—	$1,073,949	$544,595	$174,181	$113,351	$2,445,421
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

The Tin Building by Jean-Georges opened in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping, and delivery and is managed by CCMC, a Jean-Georges company.

Events and Sponsorships Our events and sponsorships businesses include our concert series, event catering, private events, and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with CCMC.

HHC 2023 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The 2023 summer concert series, which began in May 2023 and is expected to run through the end of October 2023, currently includes 59 announced show dates and has sold over 171,000 tickets to date, representing over 85% of available ticket inventory. In the second quarter, we hosted 19 concerts and welcomed approximately 58,000 guests.

250 Water Street In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that will include affordable and market-rate apartments, community-oriented spaces, and office space. This project, which includes approximately 547,000 zoning square feet, presents a unique opportunity at the Seaport to redevelop this site into a vibrant mixed-use asset, provide long-term viability to the South Street Seaport Museum, and deliver much-needed affordable housing and economic stimulus to the area. In May 2021, we received approval from the New York City Landmarks Preservation Commission (LPC) on our proposed design for the 250 Water Street site. HHC received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which will allow the necessary transfer of development rights to the parking lot site. Also in December 2021, an amendment to the Seaport ground lease was executed giving HHC extension options, at the discretion of HHC, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program is expected to be completed in 2023. Various lawsuits have been filed challenging the governmental approval of our development project. For additional information regarding these lawsuits, see Note 9 - Commitments and Contingencies.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Rental revenue (a)	$5,629	$5,773	$(144)	$11,018	$7,276	$3,742
Other land, rental, and property revenues	17,175	22,403	(5,228)	23,683	30,276	(6,593)
Total revenues	22,804	28,176	(5,372)	34,701	37,552	(2,851)

Operating costs	(26,490)	(27,580)	1,090	(45,257)	(46,082)	825
Rental property real estate taxes	(169)	(212)	43	(337)	(546)	209
(Provision for) recovery of doubtful accounts	(6)	(1,274)	1,268	13	(1,297)	1,310
Total operating expenses	(26,665)	(29,066)	2,401	(45,581)	(47,925)	2,344
Segment operating income (loss)	(3,861)	(890)	(2,971)	(10,880)	(10,373)	(507)
Depreciation and amortization	(10,469)	(7,720)	(2,749)	(20,996)	(15,543)	(5,453)
Interest income (expense), net	1,311	1,319	(8)	2,497	1,272	1,225
Other income (loss), net	(1,601)	(43)	(1,558)	(1,600)	307	(1,907)
Equity in earnings (losses) from unconsolidated ventures (a)	(10,896)	(5,239)	(5,657)	(21,716)	(8,950)	(12,766)
Segment EBT	$(25,516)	$(12,573)	$(12,943)	$(52,695)	$(33,287)	$(19,408)
(a) Lease payments for the Tin Building included in Rental revenue and offset in Equity losses were $2.8 million for the three months ended June 30, 2023, and $5.7 million for the six months ended June 30, 2023. No rental payments were made during the first or second quarter of 2022 as the lease had not yet commenced. Refer to the Tin Building discussion above for additional detail.

For the three months ended June 30, 2023:

Seaport segment EBT decreased $12.9 million compared to the prior-year periods primarily due to the following:
–Equity losses increased $5.7 million primarily due to operating losses for the Tin Building by Jean-Georges, which opened in the third quarter of 2022.
–Depreciation expense increased $2.7 million primarily related to the Tin Building, which was completed and placed in service in the third quarter of 2022.
–Total revenues, net of Operating costs decreased $4.3 million primarily due to fewer private events and the absence of the Cobble and Co. and R17 restaurant concepts in the current year and COVID-related recoveries at the Fulton Market Building in the prior year, partially offset by an increase in rental revenue driven by the opening of the Tin Building.

HHC 2023 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2023:

Seaport segment EBT decreased $19.4 million compared to the prior-year periods primarily due to the following:
–Equity losses increased $12.8 million primarily due to operating losses for the Tin Building by Jean-Georges, which opened in the third quarter of 2022.
–Depreciation expense increased $5.5 million primarily related to the Tin Building, which was completed and placed in service in the third quarter of 2022.
–Total revenues, net of Operating costs decreased $2.0 million primarily due to fewer private events and the absence of the Cobble and Co. and R17 restaurant concepts in the current year and COVID-related recoveries at the Fulton Market Building in the prior year, partially offset by an increase in rental revenue driven by the opening of the Tin Building.

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Total Seaport segment EBT	$(25,516)	$(12,573)	$(12,943)	$(52,695)	$(33,287)	$(19,408)
Add back:
Depreciation and amortization	10,469	7,720	2,749	20,996	15,543	5,453
Interest (income) expense, net	(1,311)	(1,319)	8	(2,497)	(1,272)	(1,225)
Equity in (earnings) losses from unconsolidated ventures	10,896	5,239	5,657	21,716	8,950	12,766
Impact of straight-line rent	546	(184)	730	1,132	1,704	(572)
Other (income) loss, net	2,470	433	2,037	3,317	1,936	1,381
Seaport NOI	$(2,446)	$(684)	$(1,762)	$(8,031)	$(6,426)	$(1,605)

The Seaport, including Managed Businesses, Events and Sponsorships, and the Tin Building, is approximately 68% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings.

The table below presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Landlord Operations	$(4,760)	$(3,070)	$(1,690)	$(9,050)	$(5,925)	$(3,125)
Landlord Operations - Multi-family	33	206	(173)	61	74	(13)
Managed Businesses	(50)	1,769	(1,819)	(2,586)	(861)	(1,725)
Tin Building	2,360	—	2,360	4,775	—	4,775
Events and Sponsorships	(29)	411	(440)	(1,231)	286	(1,517)
Seaport NOI	$(2,446)	$(684)	$(1,762)	$(8,031)	$(6,426)	$(1,605)

Seaport NOI decreased $1.8 million for the three months ended June 30, 2023 and $1.6 million for the six months ended June 30, 2023. The decreases in Managed Businesses and Events and Sponsorships NOI are due to fewer private events and the absence of the Cobble and Co. and R17 restaurant concepts in the current year and the decrease in Landlord Operations NOI is primarily due to COVID-related recoveries at the Fulton Market Building in the prior year. These decreases were partially offset by an increase in Tin Building NOI resulting from the opening of the Tin Building in the third quarter of 2022.

HHC 2023 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Tin Building in the table above represents NOI from our landlord business and, as defined, excludes the impact of the Company’s equity ownership interest in the Tin Building by Jean-Georges managed business which opened in the third quarter of 2022. The table below presents the above NOI related to the Tin Building, which primarily represents lease payments from the Tin Building by Jean-Georges, as well as the Company’s share of NOI related to its investment in the Tin Building by Jean-Georges, which primarily represents the operations of the Tin Building marketplace and includes rent expense paid to the Company.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Tin Building	$2,360	$—	$2,360	$4,775	$—	$4,775
Tin Building by Jean-Georges	(9,635)	(5,590)	(4,045)	(18,793)	(9,199)	(9,594)
Total	$(7,275)	$(5,590)	$(1,685)	$(14,018)	$(9,199)	$(4,819)

Tin Building by Jean-Georges NOI losses during the first half of 2022 relate to costs incurred prior to the opening of the marketplace in the third quarter of 2022. In the first half of 2023, the Tin Building by Jean-Georges was open seven days per week, with strong foot traffic and sales despite winter seasonality and unusual weather events in the second quarter at the Seaport. However, operating losses remained elevated as the Company continues to refine the operating model during the marketplace’s first year in operations.

HHC 2023 FORM 10-Q | 47

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Condominium rights and unit sales	$14,866	$21,420	$(6,554)	$20,953	$41,036	$(20,083)
Rental revenue	114	—	114	114	—	114
Other land, rental, and property revenues	778	426	352	1,131	1,266	(135)
Total revenues	15,758	21,846	(6,088)	22,198	42,302	(20,104)

Condominium rights and unit cost of sales	(29,317)	(19,546)	(9,771)	(33,853)	(33,726)	(127)
Operating costs	(4,944)	(6,411)	1,467	(10,796)	(9,619)	(1,177)
Rental property real estate taxes	(1,080)	278	(1,358)	(1,751)	(411)	(1,340)
Total operating expenses	(35,341)	(25,679)	(9,662)	(46,400)	(43,756)	(2,644)
Segment operating income (loss)	(19,583)	(3,833)	(15,750)	(24,202)	(1,454)	(22,748)
Depreciation and amortization	(943)	(1,345)	402	(1,886)	(2,677)	791
Interest income (expense), net	5,442	2,528	2,914	7,505	6,517	988
Other income (loss), net	(17)	946	(963)	77	461	(384)
Equity in earnings (losses) from unconsolidated ventures	30	(22)	52	35	876	(841)
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	—	(9)	9
Segment EBT	$(15,071)	$(1,726)	$(13,345)	$(18,471)	$3,714	$(22,185)

For the three months ended June 30, 2023:

Strategic Developments segment EBT decreased $13.3 million compared to the prior-year period primarily due to the following:
–Condominium cost of sales increased $13.4 million due to charges related to the defect remediation accrual at Waiea. HHC charged $16.1 million in 2023, related to additional anticipated costs, compared to $2.7 million charged in 2022.
–Condominium sales, net of cost of sales decreased $2.9 million, excluding the change in remediation cost of $13.4 million discussed above, due to the timing of condominium closings and recent pricing reductions at ‘A‘ali‘i and Kō'ula to facilitate the close-out of remaining units. We closed on 11 units at ‘A‘ali‘i and 4 units at Kō'ula during the three months ended June 30, 2023, compared to 19 units at ‘A‘ali‘i and 1 unit at Waiea during the three months ended June 30, 2022. The lower volume of condominium closings is expected due to lower available inventory at completed towers in both periods as Kō'ula was not completed until the third quarter of 2022, and construction on Victoria Place is not scheduled for completion until 2024.

For the six months ended June 30, 2023:

Strategic Developments segment EBT decreased $22.2 million compared to the prior-year period primarily due to the following:
–Condominium cost of sales increased $13.4 million due to charges related to the defect remediation accrual at Waiea discussed above.
HHC 2023 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

–Condominium sales, net of cost of sales decreased $6.8 million due to the timing and mix of condominium closings. We closed on 15 units at ‘A‘ali‘i and 5 units at Kō'ula during the six months ended June 30, 2023, compared to 43 units at ‘A‘ali‘i and 1 unit at Waiea during the six months ended June 30, 2022.

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums As of June 30, 2023, our six completed towers are 99.3% sold with only 9 units remaining at ‘A‘ali‘i and 10 units remaining at Kō'ula. Ae’o, Ke Kilohana, Anaha, and Waiea are completely sold.

Condominiums Under Construction As of June 30, 2023, 97.4% of the units at our three towers under construction, Victoria Place, The Park Ward Village, and Ulana Ward Village, are under contract. We launched public presales of our seventh condominium project, Victoria Place, in December 2019 and broke ground in February 2021. Victoria Place will be a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences. As of the second quarter of 2022, Victoria Place was 100.0% presold.

We launched public sales of our eighth condominium project, The Park Ward Village, in July 2021 and broke ground in December 2022. The Park Ward Village will be a 41-story, 545-unit condominium project and will include studio, one-, two- and three-bedroom residences. As of June 30, 2023, we have entered into contracts for 508 units, representing 93.2% of total units.

In 2021, HHC announced plans for our ninth condominium project, Ulana Ward Village and broke ground in January 2023. This mixed-use residence will consist of 696 studio, one-, two- and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. As of June 30, 2023, we have entered into contracts for 692 units, representing 99.4% of total units.

Predevelopment Condominiums In September 2022, we launched public sales of our tenth condominium project, Kalae. This will be a 38-story, 329-unit condominium project and will consist of one-, two- and three-bedroom residences. As of June 30, 2023, we have entered into contracts for 273 units, representing 83.0% of total units.

The following provides further detail for Ward Village as of June 30, 2023:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea	(a)	177	—	177	100.0%	100.0%	Q4 2016
Anaha	(a)	317	—	317	100.0%	100.0%	Q4 2017
Ae’o	(a)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	100.0%	Q2 2019
‘A‘ali‘i	(a)	734	7	750	98.8%	98.1%	Q4 2021
Kō'ula	(b)	554	1	565	98.2%	98.6%	Q3 2022
Under construction
Victoria Place		—	349	349	100.0%	100.0%	2024
The Park Ward Village	(c)	—	508	545	93.2%	93.9%	2025
Ulana Ward Village	(d)	—	692	696	99.4%	99.7%	2025
Predevelopment
Kalae	(e)	—	273	329	83.0%	85.9%	2026
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
HHC 2023 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Corporate income	$16	$14	$2	$30	$29	$1
General and administrative	(20,217)	(15,512)	(4,705)	(43,770)	(41,403)	(2,367)
Corporate interest expense, net	(22,584)	(22,210)	(374)	(46,779)	(43,870)	(2,909)
Corporate other income (loss), net	51	97	(46)	2,758	180	2,578
Corporate depreciation and amortization	(825)	(820)	(5)	(1,625)	(1,738)	113
Other	(3,089)	(2,674)	(415)	(6,660)	(5,083)	(1,577)
Income tax (expense) benefit	15,370	(7,263)	22,633	16,648	(7,964)	24,612
Total Corporate income, expenses and other items	$(31,278)	$(48,368)	$17,090	$(79,398)	$(99,849)	$20,451

For the three months ended June 30, 2023:

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Income tax expense decreased $22.6 million primarily due to a decrease in Income before income taxes. Refer to Note 10 - Income Taxes for additional information.

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–General and administrative expenses increased $4.7 million primarily attributable to an increase in compensation and other expenses.

For the six months ended June 30, 2023:

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Income tax expense decreased $24.6 million primarily due to a decrease in Income before income taxes. Refer to Note 10 - Income Taxes for additional information.
–Corporate other income increased $2.6 million primarily related to the receipt of insurance proceeds.

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–Corporate interest expense, net increased $2.9 million primarily due to the change in value related to derivative instruments, partially offset by higher interest income due to rising interest rates. Refer to Note 8 - Derivative Instruments and Hedging Activities for additional information on derivative instruments.
HHC 2023 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. In 2023, we drew $134.3 million on existing mortgages, made repayments on mortgages of $7.3 million, and drew an additional $67.0 million on the Secured Bridgeland Notes. As of June 30, 2023, we have $1.1 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions. The remaining available capacity of $133.0 million on the Secured Bridgeland Notes as of June 30, 2023, was drawn in July 2023.

Cash Flows

	Six Months Ended June 30,
thousands	2023	2022
Cash provided by (used in) operating activities	$(250,358)	$(95,227)
Cash provided by (used in) investing activities	(200,200)	(40,455)
Cash provided by (used in) financing activities	194,773	(158,331)

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

Net cash used in operating activities was $250.4 million for the six months ended June 30, 2023, and net cash used in operating activities was $95.2 million for the six months ended June 30, 2022. The $155.1 million net increase in cash used in operating activities was primarily due to a $105.0 million increase in net cash used associated with our condominiums, a $31.4 million decrease in MUD receivable collections, and a $26.7 million increase in interest payments, partially offset by a $13.8 million decrease in income tax payments.

Investing Activities Net cash used in investing activities was $200.2 million for the six months ended June 30, 2023, and net cash used in investing activities was $40.5 million for the six months ended June 30, 2022. The $159.7 million increase in net cash used in investing activities was primarily due to a $196.6 million decrease in distributions from unconsolidated ventures, primarily related to distributions received from the sale of the Company’s ownership interest in 110 North Wacker in the first quarter of 2022, which resulted in a net increase to the Company’s liquidity of $168.9 million after the payment of transaction costs and distributions to our partner. The decrease in cash used was also due to a $32.2 million decrease in proceeds from the sale of properties as the Company sold Outlet Collection at Riverwalk in 2022 with no similar asset sales in 2023. These increases were partially offset by a decrease in cash used related to investments in unconsolidated ventures of $47.9 million, primarily attributable to the Company’s investment in Jean-Georges Restaurants in the first quarter of 2022, and an $34.4 million decrease in property development and redevelopment expenditures.

Financing Activities Net cash provided by financing activities was $194.8 million for six months ended June 30, 2023, and net cash used in financing activities was $158.3 million for six months ended June 30, 2022. The increase in cash provided by financing activities of $353.1 million was primarily due to repurchases of common shares of $364.6 million in the first half of 2022 with no similar activity in 2023, and a decrease in principal payments on mortgages, notes, and loans payable of $285.3 million. These increases were partially offset by a decrease in proceeds from mortgages, notes, and loans payable of $303.1 million.
HHC 2023 FORM 10-Q | 51

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

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of June 30, 2023:

thousands	Remaining in 2023	2024	2025	2026	2027	Thereafter	Total
Mortgages, notes, and loans payable	$143,819	$129,502	$448,119	$644,170	$298,587	$3,332,001	$4,996,198
Interest payments (a)	138,304	257,134	224,749	191,652	153,959	381,412	1,347,210
Ground lease commitments (b)	1,575	2,876	2,930	2,986	3,043	242,768	256,178
Total	$283,698	$389,512	$675,798	$838,808	$455,589	$3,956,181	$6,599,586
(a)Interest is based on the borrowings that are presently outstanding and current floating interest rates.
(b)Primarily relates to a $248.5 million Seaport ground lease which has an initial expiration date of December 31, 2072, and is subject to extension options through December 31, 2120. Future cash payments are not inclusive of extension options. The remaining $7.7 million in ground lease commitments relates to Kewalo Basin Harbor.

Debt As of June 30, 2023, the Company had $4.9 billion of outstanding debt, $1.1 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our unconsolidated ventures totaled $128.5 million as of June 30, 2023. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Debt Compliance As of June 30, 2023, the Company was in compliance with all debt covenants with the exception of for six property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.
HHC 2023 FORM 10-Q | 52

Net Debt The following table summarizes our net debt on a segment basis as of June 30, 2023. Net debt is defined as Mortgages, notes, and loans payable, net, including our ownership share of debt of our unconsolidated ventures, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD, and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure, and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	June 30, 2023
Mortgages, notes, and loans payable, net	$2,254,776	$396,076	$99,905	$166,880	$2,917,637	$2,028,109	$4,945,746
Mortgages, notes, and loans payable of unconsolidated ventures	90,369	37,996	92	—	128,457	—	128,457
Less:
Cash and cash equivalents	(13,223)	(92,900)	(4,019)	(18,966)	(129,108)	(260,297)	(389,405)
Cash and cash equivalents of unconsolidated ventures	(2,300)	(24,350)	(11,149)	(4,382)	(42,181)	—	(42,181)
Special Improvement District receivables	—	(62,126)	—	—	(62,126)	—	(62,126)
Municipal Utility District receivables, net	—	(551,155)	—	(2,820)	(553,975)	—	(553,975)
TIF receivable	—	—	—	(2,479)	(2,479)	—	(2,479)
Net Debt	$2,329,622	$(296,459)	$84,829	$138,233	$2,256,225	$1,767,812	$4,024,037
HHC 2023 FORM 10-Q | 53

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps, caps, and collars. The Company had $1.4 billion of variable-rate debt outstanding at June 30, 2023, of which $890.9 million was swapped to a fixed rate through the use of interest rate swaps and $417.2 million had interest rate cap contracts in place. Additionally, the interest rate caps and collars are on construction loans and mortgages with undrawn loan commitment of $800.6 million as of June 30, 2023, which will be covered by the interest rate cap and collar contracts upon drawing. Refer to Note 8 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements for additional information.

As the Company has interest rate swaps, collars, and caps in place, the exposure to increases in floating interest rates is immaterial as of June 30, 2023. However, an interest rate swap with a notional amount of $615.0 million and interest rate caps with notional amounts totaling $368.2 million will expire in the third quarter of 2023. These derivatives limit the Company’s interest rate exposure on $715.4 million of outstanding variable-rate debt at June 30, 2023. The Company is focused on prudently limiting exposure to potentially higher interest rates based upon market dynamics and general expected financing activity. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations would be less than the total change in interest costs, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
HHC 2023 FORM 10-Q | 54

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

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the second quarter of 2023:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2023	546	$77.77	—	$15,009,600
May 1 - 31, 2023	12,760	$75.30	—	$15,009,600
June 1 - 30, 2023	—	$—	—	$15,009,600
Total	13,306	$75.40	—
(a)During the second quarter of 2023, all 13,306 shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the second quarter of 2023.

HHC 2023 FORM 10-Q | 55

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, and 2022, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 56

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
August 8, 2023
HHC 2023 FORM 10-Q | 57