Form 10-Q
period 2023-09-30
Howard Hughes Corp
filed 2023-11-06
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No
Note: The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15 (d) of the Securities Exchange Act of 1934.

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
☐ Yes    ☒ No
Securities registered pursuant to Section 12(b) of the Act: None

The number of shares of common stock outstanding as of October 30, 2023, was 10. These shares are 100% owned by Howard Hughes Holdings Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	September 30, 2023	December 31, 2022
ASSETS
Master Planned Communities assets	$2,472,497	$2,411,526
Buildings and equipment	4,093,344	4,246,389
Less: accumulated depreciation	(987,801)	(867,700)
Land	303,685	312,230
Developments	1,159,215	1,125,027
Net investment in real estate	7,040,940	7,227,472
Investments in unconsolidated ventures	225,580	246,171
Cash and cash equivalents	491,679	626,653
Restricted cash	444,119	472,284
Accounts receivable, net	108,875	103,437
Municipal Utility District receivables, net	593,984	473,068
Deferred expenses, net	141,410	128,865
Operating lease right-of-use assets	45,596	46,926
Other assets, net	276,385	278,587
Total assets	$9,368,568	$9,603,463

LIABILITIES
Mortgages, notes, and loans payable, net	$5,196,000	$4,747,183
Operating lease obligations	51,761	51,321
Deferred tax liabilities, net	87,288	254,336
Accounts payable and other liabilities	1,003,868	944,511
Total liabilities	6,338,917	5,997,351

Commitments and Contingencies (see Note 9)

EQUITY
Preferred stock: no shares authorized or issued as of September 30, 2023; $0.01 par value, 50,000,000 shares authorized, and none issued as of December 31, 2022	—	—
Common stock: 10 shares authorized, issued, and outstanding as of September 30, 2023; $0.01 par value, 150,000,000 shares authorized, 56,226,273 shares issued, and 49,801,997 outstanding as of December 31, 2022	—	564
Additional paid-in capital	3,374,128	3,972,561
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	(417,982)	168,077
Accumulated other comprehensive income (loss)	7,571	10,335
Treasury stock, at cost, no shares as of September 30, 2023, and 6,424,276 shares as of December 31, 2022	—	(611,038)
Total equity attributable to Howard Hughes Holdings Inc.	2,963,717	3,540,499
Noncontrolling interests	65,934	65,613
Total equity	3,029,651	3,606,112
Total liabilities and equity	$9,368,568	$9,603,463

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
REVENUES
Condominium rights and unit sales	$25,962	$418,645	$46,915	$459,681
Master Planned Communities land sales	75,378	52,585	177,045	199,032
Rental revenue	105,192	96,917	306,395	296,081
Other land, rental, and property revenues	46,280	52,550	112,146	119,870
Builder price participation	15,847	18,852	45,763	51,819
Total revenues	268,659	639,549	688,264	1,126,483

EXPENSES
Condominium rights and unit cost of sales	22,537	295,300	56,390	329,026
Master Planned Communities cost of sales	28,264	19,355	66,134	75,304
Operating costs	92,439	85,089	248,626	236,763
Rental property real estate taxes	15,262	12,118	46,259	40,314
Provision for (recovery of) doubtful accounts	1,446	106	(1,000)	2,238
General and administrative	21,410	19,471	65,180	60,874
Depreciation and amortization	55,974	50,015	161,204	147,584
Other	2,225	2,902	8,885	7,985
Total expenses	239,557	484,356	651,678	900,088

OTHER
Provision for impairment	(672,492)	—	(672,492)	—
Gain (loss) on sale or disposal of real estate and other assets, net	16,286	—	21,000	4,009
Other income (loss), net	173	2,004	3,547	2,497
Total other	(656,033)	2,004	(647,945)	6,506

Operating income (loss)	(626,931)	157,197	(611,359)	232,901

Interest income	7,729	995	16,813	1,273
Interest expense	(38,552)	(24,373)	(110,636)	(79,963)
Gain (loss) on extinguishment of debt	(48)	—	(48)	(645)
Equity in earnings (losses) from unconsolidated ventures	(30,886)	7,708	(41,874)	19,528
Income (loss) before income taxes	(688,688)	141,527	(747,104)	173,094
Income tax expense (benefit)	(144,701)	33,858	(161,349)	41,822
Net income (loss)	(543,987)	107,669	(585,755)	131,272
Net (income) loss attributable to noncontrolling interests	(46)	427	(166)	510
Net income (loss) attributable to Howard Hughes Holdings Inc.	$(544,033)	$108,096	$(585,921)	$131,782

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Net income (loss)	$(543,987)	$107,669	$(585,755)	$131,272
Other comprehensive income (loss):
Interest rate caps and swaps (a)	(182)	7,522	(2,764)	31,064
Reclassification of the Company's share of previously deferred derivative gains to net income (b)	—	—	—	(6,723)
Other comprehensive income (loss)	(182)	7,522	(2,764)	24,341
Comprehensive income (loss)	(544,169)	115,191	(588,519)	155,613
Comprehensive (income) loss attributable to noncontrolling interests	(46)	427	(166)	510
Comprehensive income (loss) attributable to Howard Hughes Holdings Inc.	$(544,215)	$115,618	$(588,685)	$156,123
(a)Amounts are shown net of tax benefit of $0.1 million for the three months ended September 30, 2023, and $0.8 million for the nine months ended September 30, 2023, and tax expense of $2.2 million for the three months ended September 30, 2022, and $9.3 million for the nine months ended September 30, 2022.
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

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock					Treasury Stock
thousands except shares	Shares	Amount				Shares	Amount
Balance at June 30, 2023	56,533,030	$566	$3,980,780	$126,189	$7,753	(6,444,748)	$(612,663)	$3,502,625	$65,828	$3,568,453
Net income (loss)	—	—	—	(544,033)	—	—	—	(544,033)	46	(543,987)
Interest rate swaps, net of tax expense (benefit) of $(53)	—	—	—	—	(182)	—	—	(182)	—	(182)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	60	60
Stock plan activity	15,749	—	2,919	—	—	(1,156)	(97)	2,822	—	2,822
Stock conversion to HHH	(56,548,779)	(566)	(612,194)	—	—	6,445,904	612,760	—	—	—
HHC shares issued to HHH	10	—	—	—	—	—	—	—	—	—
Capital transactions with HHH	—	—	2,623	(138)	—	—	—	2,485	—	2,485
Balance at September 30, 2023	10	$—	$3,374,128	$(417,982)	$7,571	—	$—	$2,963,717	$65,934	$3,029,651

Balance at June 30, 2022	56,295,548	$564	$3,967,194	$7,230	$2,362	(6,032,999)	$(583,952)	$3,393,398	$50,403	$3,443,801
Net income (loss)	—	—	—	108,096	—	—	—	108,096	(427)	107,669
Interest rate swaps, net of tax expense (benefit) of $2,247	—	—	—	—	7,522	—	—	7,522	—	7,522
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	15,025	15,025
Repurchase of common shares	—	—	—	—	—	(368,806)	(25,440)	(25,440)	—	(25,440)
Stock plan activity	11,838	—	2,646	—	—	(4,580)	(332)	2,314	—	2,314
Balance at September 30, 2022	56,307,386	$564	$3,969,840	$115,326	$9,884	(6,406,385)	$(609,724)	$3,485,890	$65,001	$3,550,891

Balance at December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(585,921)	—	—	—	(585,921)	166	(585,755)
Interest rate swaps, net of tax expense (benefit) of $(811)	—	—	—	—	(2,764)	—	—	(2,764)	—	(2,764)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	177	177
Stock plan activity	322,506	2	11,138	—	—	(21,628)	(1,722)	9,418	—	9,418
Stock conversion to HHH	(56,548,779)	(566)	(612,194)	—	—	6,445,904	612,760	—	—	—
HHC shares issued to HHH	10	—	—	—	—	—	—	—	—	—
Capital transactions with HHH	—	—	2,623	(138)	—	—	—	2,485	—	2,485
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance at September 30, 2023	10	$—	$3,374,128	$(417,982)	$7,571	—	$—	$2,963,717	$65,934	$3,029,651

Balance at December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	131,782	—	—	—	131,782	(510)	131,272
Interest rate swaps, net of tax expense (benefit) of $9,279	—	—	—	—	31,064	—	—	31,064	—	31,064
Deconsolidation of Ward Village homeowners’ associations	—	—	—	—	—	—	—	—	(210)	(210)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	65,046	65,046
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (a)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(4,283,874)	(388,372)	(388,372)	—	(388,372)
Stock plan activity	134,110	1	9,422	—	—	(14,896)	(1,279)	8,144	—	8,144
Balance at September 30, 2022	56,307,386	$564	$3,969,840	$115,326	$9,884	(6,406,385)	$(609,724)	$3,485,890	$65,001	$3,550,891
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

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(585,755)	$131,272
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	145,707	132,378
Amortization	12,739	12,793
Amortization of deferred financing costs	9,009	7,922
Amortization of intangibles other than in-place leases	2,457	2,457
Straight-line rent amortization	(5,921)	(3,948)
Deferred income taxes	(166,237)	16,193
Restricted stock and stock option amortization	12,444	9,174
Net gain on sale of properties	(21,000)	(4,018)
Net gain on sale of unconsolidated ventures	—	(5,016)
(Gain) loss on extinguishment of debt	48	645
Impairment charges	672,492	—
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	49,901	(6,037)
Provision for doubtful accounts	4,670	(1,918)
Master Planned Community development expenditures	(256,214)	(286,178)
Master Planned Community cost of sales	63,015	69,498
Condominium development expenditures	(349,211)	(235,104)
Condominium rights and units cost of sales	54,167	316,612
Other	1,319	—
Net Changes:
Accounts receivable, net	(13,703)	4,696
Other assets, net	(32,008)	(33,878)
Condominium deposits received, net	81,896	141,500
Deferred expenses	(22,414)	(19,419)
Accounts payable and other liabilities	(17,141)	(34,120)
Cash provided by (used in) operating activities	(359,740)	215,504

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(5,609)	(1,270)
Operating property improvements	(44,295)	(40,237)
Property development and redevelopment	(205,253)	(270,889)
Acquisition of assets	(5,898)	—
Proceeds from sales of properties, net	31,315	33,081
Reimbursements under tax increment financings	1,469	127
Distributions from unconsolidated ventures	8,605	205,726
Investments in unconsolidated ventures, net	(34,075)	(82,363)
Cash provided by (used in) investing activities	(253,741)	(155,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	559,305	576,230
Principal payments on mortgages, notes, and loans payable	(110,847)	(534,458)
Repurchases of common shares	—	(403,863)
Debt extinguishment costs	—	(32)
Special Improvement District bond funds released from (held in) escrow	6,721	13,015
Deferred financing costs and bond issuance costs, net	(2,371)	(7,934)
Taxes paid on stock options exercised and restricted stock vested	(2,644)	(2,461)
Stock options exercised	—	345
Issuance of Teravalis noncontrolling interest	—	31,234
Distribution to noncontrolling interest upon sale of 110 North Wacker	—	(22,084)
Contributions from Teravalis noncontrolling interest owner	178	—
Cash provided by (used in) financing activities	450,342	(350,008)

Net change in cash, cash equivalents, and restricted cash	(163,139)	(290,329)
Cash, cash equivalents, and restricted cash at beginning of period	1,098,937	1,216,637
Cash, cash equivalents, and restricted cash at end of period	$935,798	$926,308
HHC 2023 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2023	2022
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$491,679	$354,605
Restricted cash	444,119	571,703
Cash, cash equivalents, and restricted cash at end of period	$935,798	$926,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$199,208	$168,358
Interest capitalized	84,471	73,171
Income taxes paid (refunded), net	4,270	24,240

NON-CASH TRANSACTIONS
Issuance of Teravalis noncontrolling interest	$—	$33,810
MPC land contributed to real unconsolidated ventures	—	21,450
Accrued property improvements, developments, and redevelopments	(6,055)	9,138
Non-cash proceeds from sale of properties	5,250	—
Special Improvement District bond transfers associated with land sales	3,119	5,860
Capitalized stock compensation	3,407	3,852
Initial recognition of operating lease right-of-use asset, net	—	1,488
Initial recognition of operating lease obligation	—	1,621

See Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Presentation of Financial Statements and Significant Accounting Policies

New Holding Company Structure On July 17, 2023, The Howard Hughes Corporation (HHC or the Company) announced that its Board of Directors authorized the creation of a holding company structure. On August 11, 2023, upon the consummation of the transaction, Howard Hughes Holdings Inc. (HHH), the new parent holding company, replaced HHC as the public company trading on the New York Stock Exchange. Existing shares of common stock of HHC were automatically converted, on a one-for-one basis, into shares of common stock of HHH, with the same designations, rights, powers, and preferences, and the same qualifications, limitations, and restrictions, as the shares of HHC common stock immediately prior to the reorganization. HHH became the successor issuer to HHC pursuant to Rule 12g-3 (a) under the Exchange Act and replaced HHC as the public company trading on the New York Stock Exchange under the ticker symbol "HHH."

The Company believes that the reorganization will promote the growth of its businesses by providing additional flexibility to fund future investment opportunities and to segregate assets and related liabilities in separate subsidiaries.

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include HHC’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan and the Las Vegas Aviators Triple-A Minor League Baseball team, as well as HHC’s ownership stake in Jean-Georges Restaurants and its 80% interest in the air rights above the Fashion Show Mall in Las Vegas.

HHH is establishing Seaport Entertainment with the intention of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur. The planned separation of Seaport Entertainment from Howard Hughes will refine the identity of HHH as a pure-play real estate company focused solely on its portfolio of acclaimed master planned communities and allow the new company, Seaport Entertainment, to operate independently as an entertainment-focused enterprise.

General These unaudited Condensed Consolidated Financial Statements have been prepared by HHC in accordance with accounting principles generally accepted in the United States of America (GAAP). References to HHC, the Company, we, us, and our, refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated. References to HHH refer to the Company’s parent holding company, Howard Hughes Holding Inc., and its consolidated subsidiaries, including the Company, unless otherwise specifically stated.

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and future fiscal years.

Principles of Consolidation The consolidated financial statements include the accounts of The Howard Hughes Corporation and its subsidiaries after elimination of intercompany balances and transactions. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 Consolidation. The outside equity interests in certain entities controlled by the Company are reflected in the Condensed Consolidated Financial Statements as noncontrolling interests. HHC’s consolidated financial statements reflect the impacts of the holding company reorganization discussed above on a prospective basis.

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
HHC 2023 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Accounts Receivable, net Accounts receivable, net includes straight-line rent receivables, tenant receivables, and other receivables. On a quarterly basis, management reviews straight-line rent receivables and tenant receivables for collectability. As required under ASC 842 Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses under ASC 450 Contingencies if the estimated loss amount is probable and can be reasonably estimated.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	September 30, 2023	December 31, 2022
Straight-line rent receivables	$89,712	$84,145
Tenant receivables	5,382	12,044
Other receivables	13,781	7,248
Accounts receivable, net (a)	$108,875	$103,437
(a)As of September 30, 2023, the total reserve balance for amounts considered uncollectible was $11.4 million, comprised of $7.4 million related to ASC 842 and $4.0 million related to ASC 450. As of December 31, 2022, the total reserve balance was $8.9 million, comprised of $3.4 million related to ASC 842 and $5.5 million related to ASC 450.

The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
thousands	Income Statement Location	2023	2022	2023	2022
ASC 842 reserve	Rental revenue	$1,107	$275	$5,644	$(3,762)
ASC 450 reserve	Provision for (recovery of) doubtful accounts	1,446	106	(1,000)	2,238
Total (income) expense impact		$2,553	$381	$4,644	$(1,524)

Income Taxes HHC is a directly owned subsidiary of HHH and will be included in Howard Hughes Holding Inc. and Subsidiaries’ U.S. Federal income tax return. The Company’s financial statements recognize the current and deferred income tax consequences that result from HHC’s activities during the current period pursuant to the provisions of ASC 740 Income Taxes as if the Company were a separate taxpayer rather than a member of Howard Hughes Holding Inc.’s consolidated income tax return group.

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, the future cash flows used in impairment analysis and fair value used in impairment calculations, allocation of capitalized development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired, and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, and the fair value of warrants, debt, and options granted. In particular, Master Planned Communities (MPC) cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation, and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates.

Noncontrolling Interests As of September 30, 2023, and December 31, 2022, noncontrolling interests primarily related to the 12.0% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. Refer to Note 3 - Acquisitions and Dispositions for additional information on Teravalis.

HHC 2023 FORM 10-Q | 9

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $658.5 million as of September 30, 2023, and $545.4 million as of December 31, 2022. The MUD receivable balance included accrued interest of $51.4 million as of September 30, 2023, and $36.4 million as of December 31, 2022. There has been no material activity in the allowance for credit losses for financing receivables for the nine months ended September 30, 2023, and 2022.

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

2. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of September 30, 2023, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of September 30, 2023, these ventures had financings totaling $259.9 million, with the Company’s proportionate share of this debt totaling $128.6 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2023	2022	2023	2022	2023	2022	2023	2022
Equity Method Investments
Operating Assets:
110 North Wacker	—%	—%	$—	$—	$—	$—	$—	$4,914
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	327	1,568	717	4,516
Stewart Title of Montgomery County, TX	50%	50%	3,799	4,217	126	136	182	848
Woodlands Sarofim #1	20%	20%	3,016	3,029	(33)	6	(14)	(9)
m.flats/TEN.M (c)	50%	50%	—	—	944	2,422	1,393	6,991
Master Planned Communities:
The Summit (d)	50%	50%	61,901	49,368	14,829	15,283	22,576	17,635
Floreo (e)	50%	50%	56,480	58,001	(519)	(421)	(1,520)	(645)
Seaport:
The Lawn Club (d)	50%	50%	2,553	2,553	—	—	—	—
Ssäm Bar (Momofuku) (d)(e)(f)	50%	50%	—	5,551	(5,478)	(216)	(5,981)	(473)
Tin Building by Jean-Georges (d)(e)(f)	65%	65%	12,800	6,935	(9,879)	(11,366)	(30,736)	(20,565)
Jean-Georges Restaurants (f)	25%	25%	14,046	45,626	(31,262)	309	(31,618)	815
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	485	485	—	(18)	—	796
West End Alexandria (d)	58%	58%	56,711	56,617	59	5	94	67
			211,801	232,392	(30,886)	7,708	(44,907)	14,890
Other equity investments (g)			13,779	13,779	—	—	3,033	4,638
Investments in unconsolidated ventures			$225,580	$246,171	$(30,886)	$7,708	$(41,874)	$19,528
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan Downtown Columbia was in a deficit position of $9.4 million at September 30, 2023, and $9.0 million at December 31, 2022, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
(c)M.flats/TEN.M was in a deficit position of $2.2 million at September 30, 2023, and $1.8 million at December 31, 2022, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
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
(f)These investments were impaired as part of the Seaport impairment recognized in the current period. Refer to specific investment discussion below and Note 4 - Impairment for additional details.
(g)Other equity investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively. As of September 30, 2023, Other equity investments primarily includes $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional details.
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

The Lawn Club In 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (Endorphin Ventures), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept is expected to open in the fourth quarter of 2023. Under the terms of the initial agreement, the Company funded 80% of the cost to construct the restaurant, and Endorphin Ventures contributed the remaining 20%. In October 2023, the members executed an amended LLC agreement, in which the Company will fund 90% of any remaining capital requirements, and Endorphin Ventures will contribute 10%.

The Company will recognize its share of income or loss based on the joint venture distribution priorities, as amended, which could fluctuate over time. Upon return of each member’s contributed capital and a preferred return to HHC, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC to lease over 20,000 square feet of the Fulton Market Building for this venture.

Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (Ssäm Bar) with MomoPier, LLC (Momofuku) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognized its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. During the third quarter of 2023, the Ssäm Bar restaurant closed, and the Company and Momofuku are in the process of dissolving the venture. Additionally, the Company recognized an impairment of $5.0 million related to this investment in the current period. See Note 4 - Impairment for additional details.

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

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout this report, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the managed business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of the Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening, and operating costs of Fulton Seafood Market LLC. The Fulton Partner is not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently receives substantially all of the economic interest in the venture. Upon return of the Company’s contributed capital and a preferred return, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

As of September 30, 2023, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As the Company is unable to quantify the amount of future capital contributions associated with this investment, the Company’s maximum exposure to loss is currently equal to the $12.8 million carrying value of the investment as of September 30, 2023. The Company funded capital contributions of $36.6 million for the nine months ended September 30, 2023, and $43.1 million for the year ended December 31, 2022.

The Company recognized an impairment of $1.2 million related to this investment in the current period. See Note 4 - Impairment for additional details.
HHC 2023 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Jean-Georges Restaurants In March 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (Jean-Georges Restaurants) for $45.0 million from JG TopCo LLC (Jean-Georges). Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. The Company accounts for its ownership interest in accordance with the equity method and recorded its initial investment at cost, inclusive of legal fees and transaction costs. Under the terms of the agreement, all cash distributions and the recognition of income-producing activities will be pro rata based on stated ownership interest. The Company recognized an impairment of $30.8 million related to this investment in the current period. See Note 4 - Impairment for additional details.

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. As of September 30, 2023, this warrant had not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

Creative Culinary Management Company, LLC (CCMC), a wholly owned subsidiary of Jean-Georges Restaurants, provides management services for certain retail and food and beverage businesses that the Company owns, either wholly or through partnerships with third parties. The Company’s businesses managed by CCMC include the Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Additionally, in October 2023, the Lawn Club venture executed a management agreement with CCMC. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

The Summit In 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery Land Company (Discovery) to develop a custom home community in Summerlin.

Phase I The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre, and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.8 million has been contributed. The gains on the contributed land are recognized in Equity in earnings (losses) from unconsolidated ventures as The Summit sells lots. The Company has received its preferred return distributions and recognizes its share of income or loss for Phase I based on its final profit-sharing interest.

Phase II In July 2022, the Company contributed an additional 54 acres to The Summit (Phase II land) with a fair value of $21.5 million. The Company recognized an incremental equity method investment at fair value and recognized a gain of $13.5 million recorded in Equity in earnings (losses) from unconsolidated ventures. This gain is the result of marking the cost basis of the land contributed to its estimated fair value at the time of contribution. The Phase II land is adjacent to the existing Summit development and includes approximately 28 custom home sites. The first lot sales closed in the first quarter of 2023. The Company will receive distributions and recognize its share of income or loss for Phase II based on the joint venture’s distribution priorities in the amended Summit LLC agreement, which could fluctuate over time. Upon receipt of the Company’s preferred returns, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

Floreo In the fourth quarter of 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo) for $59.0 million and entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Partners and El Dorado Holdings to develop Floreo, the first village within the new Teravalis MPC, on 3,029 acres of land in the greater Phoenix, Arizona area. The first Floreo land sales are expected to occur in the fourth quarter of 2023 subject to market conditions.

HHC 2023 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
In October 2022, Floreo closed on a $165.0 million financing, with outstanding borrowings of $65.4 million as of September 30, 2023. The Company provided a guarantee on this financing in the form of a collateral maintenance obligation and received a guarantee fee of $5.0 million. The financing and related guarantee provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of September 30, 2023, the Company’s maximum exposure to loss on this investment is limited to the $56.5 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

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

3. Acquisitions and Dispositions

Acquisitions In May 2023, the Company acquired the Grogan’s Mill Village Center and related anchor site, a retail property in The Woodlands, Texas consisting of approximately 8.7 acres for $5.9 million in an asset acquisition. The property is being held in the Strategic Developments segment.

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

Following the execution of the minimum purchase option, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Member to form Douglas Ranch Development Holding Company (Teravalis). The Company and JDM Member then contributed their interests in the Teravalis Property to Teravalis in exchange for an equity interest. At September 30, 2023, the Company holds 88.0% of the Teravalis interests and JDM Member holds the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and continues to consolidate Teravalis.

HHC 2023 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of September 30, 2023, the Company’s Condensed Consolidated Balance Sheets include $541.4 million of Master Planned Community assets, $0.3 million of Accounts Payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis.

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

Dispositions Gains and losses on asset dispositions are recorded to Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations, unless otherwise noted.

Operating Assets On July 6, 2023, the Company completed the sale of two self-storage facilities with a total of 1,370 storage units in The Woodlands, Texas, for $30.5 million resulting in a gain of $16.1 million.

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
HHC 2023 FORM 10-Q | 15

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value.

During the third quarter of 2023, the Company recorded a $709.5 million impairment charge related to the Seaport segment. The Company recognized the impairment due to decreases in estimated future cash flows due to significant uncertainty of future performance as stabilization and profitability are taking longer than expected, pressure on the current cost structure, decreased demand for office space, as well as an increase in the capitalization rate and a decrease in restaurant multiples used to evaluate future cash flows. The Company used a discounted cash flow analysis to determine fair value, with capitalization rates ranging from 6.5% to 6.75%, discount rates ranging from 9.5% to 13.3%, and restaurant multiples ranging from 8.3 to 11.8.

The assumptions and estimates included in the Company’s impairment analysis require significant judgment about future events, market conditions, and financial performance. Actual results may differ from these assumptions. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future. Additional adjustments may be recorded for subsequent revisions in estimated fair value.

The following table summarizes the pre-tax impacts of the Seaport impairment mentioned above to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

thousands	Statements of Operations Line Item	Three and Nine Months Ended September 30, 2023
Seaport Segment
Buildings and equipment	Provision for impairment	$450,944
Land	Provision for impairment	11,106
Developments	Provision for impairment	210,442
Net investment in real estate		$672,492

Investments in unconsolidated ventures	Equity in earnings (losses) from unconsolidated ventures	$37,001
Total Impairment		$709,493

No impairment charges were recorded during the three and nine months ended September 30, 2022.

HHC 2023 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of other assets:

thousands	September 30, 2023	December 31, 2022
Security, escrow, and other deposits	$81,751	$48,578
Special Improvement District receivable, net	59,433	64,091
In-place leases, net	36,534	39,696
Prepaid expenses	27,237	18,806
Interest rate derivative assets	22,886	30,860
Intangibles, net	22,713	25,170
Tenant incentives and other receivables, net	9,447	8,252
Other	7,945	12,555
TIF receivable, net	3,001	1,893
Net investment in lease receivable	2,885	2,895
Notes receivable, net	1,883	3,339
Condominium inventory	670	22,452
Other assets, net	$276,385	$278,587

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	September 30, 2023	December 31, 2022
Condominium deposit liabilities	$472,169	$390,253
Construction payables	256,833	260,257
Deferred income	82,472	85,006
Accrued real estate taxes	44,443	37,835
Tenant and other deposits	38,560	26,100
Accrued interest	29,631	49,156
Accounts payable and accrued expenses	28,147	36,174
Other	27,500	28,856
Accrued payroll and other employee liabilities	24,113	30,874
Accounts payable and other liabilities	$1,003,868	$944,511

HHC 2023 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net Mortgages, notes, and loans payable, net are summarized as follows:

thousands	September 30, 2023	December 31, 2022
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,492,580	1,500,841
Special Improvement District bonds	55,380	59,777
Variable-rate debt (a)
Secured Bridgeland Notes	475,000	275,000
Secured mortgages payable	1,174,574	916,570
Unamortized deferred financing costs (b)	(51,534)	(55,005)
Mortgages, notes, and loans payable, net	$5,196,000	$4,747,183
(a)The Company has entered into derivative instruments to manage the variable interest rate exposure. The Company had an interest rate swap and two interest rate caps that expired in the third quarter of 2023. See Note 8 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of September 30, 2023, land, buildings and equipment, developments, and other collateral with a net book value of $4.8 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

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

The following table summarizes the Company’s Secured mortgages payable:

	September 30, 2023				December 31, 2022
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,492,580	3.13% - 7.67%	4.39%	7.3	$1,500,841	3.13% - 7.67%	4.39%	8.1
Variable rate (b)	1,174,574	7.06% - 13.87%	8.59%	2.5	916,570	6.05% - 9.39%	7.36%	3.2
Secured mortgages payable	$2,667,154	3.13% - 13.87%	6.24%	5.2	$2,417,411	3.13% - 9.39%	5.51%	6.2
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of September 30, 2023, and December 31, 2022, excluding the effects of interest rate derivatives.

HHC 2023 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 7.86% as of September 30, 2023, and 5.91% as of December 31, 2022. See Note 8 - Derivative Instruments and Hedging Activities for additional information.

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

During 2023, the Company’s mortgage activity included new borrowings of $115.0 million (excluding undrawn amounts on new construction loans), draws on existing mortgages of $244.3 million, and repayments of $110.8 million. As of September 30, 2023, the Company’s secured mortgage loans had $1.1 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2051 as of September 30, 2023. During the nine months ended September 30, 2023, $3.1 million obligations were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes In September 2021, the Company closed on a $275.0 million financing with maturity in 2026. This financing is secured by MUD receivables and land in Bridgeland. The loan required a $27.5 million fully refundable deposit and has an interest rate of 7.62% at September 30, 2023, and 6.60% at December 31, 2022. Due to the maturity of one of the Company’s interest rate swaps in September 2023, this financing was not covered by an interest rate derivative at September 30, 2023. The interest rate inclusive of interest rate derivatives was 5.28% at December 31, 2022. In December 2022, the borrowing capacity of this obligation was expanded from $275.0 million to $475.0 million. An additional $67.0 million was drawn in the second quarter of 2023 and $133.0 million was drawn in the third quarter of 2023, bringing outstanding borrowings to $475.0 million as of September 30, 2023.

Debt Compliance As of September 30, 2023, the Company was in compliance with all property-level debt covenants with the exception of six property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

As of September 30, 2023, the Company was in compliance with all guarantor debt covenants tested as of the last day of each fiscal quarter with the exception of the leverage ratio covenant for an $11.0 million property-level debt instrument. As of September 30, 2023, the Company failed to satisfy the leverage ratio due to the Seaport impairment discussed in Note 4 - Impairment. The financial institution waived the failure.

HHC 2023 FORM 10-Q | 19

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets that are measured at fair value on a recurring basis. The Company does not have any liabilities that are measured at a fair value on a recurring basis for the periods presented:

	September 30, 2023				December 31, 2022
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$22,886	$—	$22,886	$—	$30,860	$—	$30,860	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2023		December 31, 2022
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$935,798	$935,798	$1,098,937	$1,098,937
Accounts receivable, net (a)	Level 3	108,875	108,875	103,437	103,437
Notes receivable, net (b)	Level 3	1,883	1,883	3,339	3,339

Liabilities:
Fixed-rate debt (c)	Level 2	3,597,960	3,033,514	3,610,618	3,298,859
Variable-rate debt (c)	Level 2	1,649,574	1,649,574	1,191,570	1,191,570
(a)Accounts receivable, net is shown net of an allowance of $11.4 million at September 30, 2023, and $8.9 million at December 31, 2022. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at September 30, 2023, and December 31, 2022.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of September 30, 2023. Please refer to Note 6 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

HHC 2023 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The below table includes a non-financial asset that was measured at fair value on a non-recurring basis resulting in the property being impaired:

		Fair Value Measurements Using
thousands	Total Fair Value Measurement (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2023
Seaport Net investment in real estate	$321,180	$—	$—	$321,180
Seaport Investments in unconsolidated ventures	40,225	—	—	40,225
(a)The fair value was measured as of the impairment date in the third quarter of 2023 using a discounted cash flow analysis to determine fair value, with capitalization rates ranging from 6.5% to 6.75%, discount rates ranging from 9.5% to 13.3%, and restaurant multiples ranging from 8.3 to 11.8. Refer to Note 4 - Impairment for additional information.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of September 30, 2023, or as of December 31, 2022.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. During the nine months ended September 30, 2023, and the year ended December 31, 2022, there were no termination events. The Company recorded an immaterial reduction in Interest expense in 2022 and 2023 related to the amortization of a previously terminated swap.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $6.4 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.
HHC 2023 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	September 30, 2023	December 31, 2022
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$285,000	2.00%	3/12/2021	9/15/2023	$—	$5,748
Interest rate cap	83,200	2.00%	3/12/2021	9/15/2023	—	1,677
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	3,525	3,791
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	2,796	3,007
Interest rate collar	51,072	2.00% - 4.50%	6/1/2023	6/1/2025	1,356	—
Interest rate collar	31,503	2.00% - 4.50%	6/1/2023	6/1/2025	1,505	—

Derivative instruments designated as hedging instruments:
Interest rate swap	$615,000	2.98%	9/21/2018	9/18/2023	$—	$8,262
Interest rate swap	200,000	3.69%	1/3/2023	1/1/2027	4,862	978
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	268	378
Interest rate cap	75,000	5.00%	12/22/2022	12/21/2025	725	655
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	3,628	3,321
Interest rate swap	34,970	4.89%	11/1/2019	1/1/2032	4,221	3,043

Total fair value derivative assets					$22,886	$30,860
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest income related to these contracts was $1.5 million for the three months ended September 30, 2023, and $3.6 million for the nine months ended September 30, 2023, and interest income was $5.9 million for the three months ended September 30, 2022, and $14.1 million for the nine months ended September 30, 2022.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Interest rate derivatives	$5,420	$6,794	$9,055	$24,355

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Interest expense	$5,602	$(728)	$11,819	$(6,709)

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The Company also has agreements at the property level with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of September 30, 2023.

HHC 2023 FORM 10-Q | 22

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

Timarron Park On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs alleged negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and named as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their property and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. On September 8, 2022, the plaintiffs filed a motion for a new trial. On October 21, 2022, the Court denied the motion for a new trial. On November 7, 2022, the Plaintiffs filed their notice of appeal, and the appeal has been assigned to the First District Court of Appeals. The Company will continue to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded any reserves or contingencies related to this legal matter.

Waiea The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and as such the Company should be entitled to recover all the repair costs from the general contractor, other responsible parties, and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. Total estimated cost related to the remediation is $155.4 million, inclusive of $16.1 million of additional anticipated costs recognized in 2023. As of September 30, 2023, a total of $11.7 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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
A separate lawsuit was filed in July 2022 again challenging the Landmarks Preservation Commission approval. In January 2023, a Court ruled in favor of the petitioners vacating the Certificate of Appropriateness (COA) issued by the LPC. The Company immediately appealed this decision to the New York State Supreme Court’s Appellate Division and on June 6, 2023, an Appellate Division panel of five judges unanimously reversed the lower Court’s decision, reinstating the COA. Subsequently, on June 29, 2023, petitioners filed a motion requesting reargument or, in the alternative, permission to appeal the decision of the Appellate Division to the New York State Court of Appeals. On August 31, 2023, the Appellate denied petitioners’ motion in full. Subsequently, petitioners filed a motion in the Court of Appeals for permission to appeal to that court. The decision on the motion by the Court of Appeals is pending. Although it is not possible to predict with certainty the outcome of petitioners’ motion, such requests are rarely granted and there is no further judicial recourse after the Court of Appeals. If the pending motion for permission to appeal were to be granted by the Court of Appeals, the Company believes the Appellate Division’s ruling will be upheld based on the substantial legal and factual arguments supporting its decision. The lawsuit is not seeking monetary damages as the petitioners are seeking to enjoin the Company from moving forward with the development of 250 Water Street. Because the Company believes that a potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter.

Letters of Credit and Surety Bonds As of September 30, 2023, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $456.9 million. As of December 31, 2022, the Company had outstanding letters of credit totaling $2.1 million and surety bonds totaling $346.3 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 14 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.3 million for the three months ended September 30, 2023 and $4.0 million for the nine months ended September 30, 2023, compared to $1.2 million for the three months ended September 30, 2022 and $4.4 million for the nine months ended September 30, 2022. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing with Mizuho Capital Markets, LLC (Mizuho), with outstanding borrowings of $65.4 million as of September 30, 2023. A wholly owned subsidiary of the Company (HHC Member) provided a guarantee for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the Loan-to-Value (LTV) ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guarantee of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guarantee, which was recognized in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guarantee is equal to the cash collateral that the Company may be obligated to post. As of September 30, 2023, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

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

As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae`o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō'ula, Victoria Place, and The Park Ward Village will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to satisfy the remaining reserved housing guarantee in the community. Ulana Ward Village began construction in early 2023.

The Company evaluates the likelihood of future performance under these guarantees and, as of September 30, 2023, and December 31, 2022, there were no events requiring financial performance under these guarantees.
HHC 2023 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2023	2022	2023	2022
Income tax expense (benefit)	$(144,701)	$33,858	$(161,349)	$41,822
Income (loss) before income taxes	(688,688)	141,527	(747,104)	173,094
Effective tax rate	21.0%	23.9%	21.6%	24.2%

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

11. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance as of June 30, 2023	$7,753
Derivative instruments:
Other comprehensive income (loss) before reclassifications	5,420
(Gain) loss reclassified from accumulated other comprehensive income (loss) to net income	(5,602)
Net current-period other comprehensive income (loss)	(182)
Balance as of September 30, 2023	$7,571

Balance as of June 30, 2022	$2,362
Derivative instruments:
Other comprehensive income (loss) before reclassifications	6,794
(Gain) loss reclassified from accumulated other comprehensive income (loss) to net income	728
Net current-period other comprehensive income (loss)	7,522
Balance at September 30, 2022	$9,884

thousands
Balance as of December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	9,055
(Gain) loss reclassified to net income	(11,819)
Net current-period other comprehensive Income (loss)	(2,764)
Balance at September 30, 2023	$7,571

Balance at December 31, 2021	$(14,457)
Derivative instruments:
Other comprehensive income (loss) before reclassifications	24,355
(Gain) loss reclassified to net income	6,709
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Net current-period other comprehensive income (loss)	24,341
Balance at September 30, 2022	$9,884
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
HHC 2023 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
thousands	2023	2022	2023	2022
(Gains) losses on cash flow hedges	$(7,240)	$946	$(15,274)	$8,714	Interest expense
Company's share of previously deferred derivative gains	—	—	—	(8,636)	Equity in earnings (losses) from unconsolidated ventures
Income tax expense (benefit)	1,638	(218)	3,455	(92)	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(5,602)	$728	$(11,819)	$(14)

12. Common Stock and Equity

On August 11, 2023, upon the consummation of the holding company reorganization transaction, existing shares of common stock of HHC were automatically converted, on a one-for-one basis, into shares of common stock of HHH, the new parent holding company, with the same designations, rights, powers, and preferences, and the same qualifications, limitations, and restrictions, as the shares of HHC common stock immediately prior to the reorganization. As a result of the reorganization, HHC recorded various intercompany activities during the third quarter ended September 30, 2023, as capital transactions, which are reflected in HHC’s Condensed Consolidated Statement of Equity.

Additionally, in connection with the holding company reorganization, HHC transferred to HHH, and HHH assumed, sponsorship of all of HHC’s stock plans along with all of HHC’s rights and obligations under each plan. Subsequent to the reorganization, stock-based compensation associated with HHH equity awards granted and outstanding to HHC employees is reflected as capital contributions from HHH to HHC.

Net income (loss) per share for HHC is no longer required, as its shares are not publicly traded, and HHC is now a direct, wholly owned subsidiary of HHH.

13. Revenues

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

HHC 2023 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$25,962	$418,645	$46,915	$459,681
Master Planned Communities land sales	75,378	52,585	177,045	199,032
Builder price participation	15,847	18,852	45,763	51,819
Total	117,187	490,082	269,723	710,532

Recognized at a point in time or over time:
Other land, rental, and property revenues	46,280	52,550	112,146	119,870

Rental and lease-related revenues
Rental revenue	105,192	96,917	306,395	296,081
Total revenues	$268,659	$639,549	$688,264	$1,126,483

Revenues by segment
Operating Assets revenues	$116,874	$109,493	$339,226	$327,742
Master Planned Communities revenues	95,799	78,188	236,123	266,990
Seaport revenues	29,490	32,501	64,191	70,053
Strategic Developments revenues	26,481	419,353	48,679	461,655
Corporate revenues	15	14	45	43
Total revenues	$268,659	$639,549	$688,264	$1,126,483

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
There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits, and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2022	$457,831
Consideration earned during the period	(115,302)
Consideration received during the period	201,571
Balance at September 30, 2023	$544,100

Balance at December 31, 2021	$431,177
Consideration earned during the period	(558,462)
Consideration received during the period	693,535
Balance at September 30, 2022	$566,250

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of September 30, 2023, is $2.8 billion. The Company expects to recognize this amount as revenue over the following periods:

HHC 2023 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Less than 1 year	1 - 2 years	Thereafter
Total remaining unsatisfied performance obligations	$1,039,780	$19,042	$1,769,639

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

14. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of September 30, 2023, or December 31, 2022.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of less than 2 years to approximately 50 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings and office space constructed on its ground leases to third parties.

In June 2022, the Company sold the Outlet Collection at Riverwalk, which was subject to a ground lease, resulting in a reduction in the Company’s operating lease right-of-use assets and obligations as well as future minimum lease payments. The Company’s operating leases primarily relate to the Seaport ground leases.

The Company’s leased assets and liabilities are as follows:

thousands	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$45,596	$46,926
Operating lease obligations	51,761	51,321

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Operating lease cost	$1,707	$1,680	$5,124	$5,747
Variable lease costs	258	158	849	801
Total lease cost	$1,965	$1,838	$5,973	$6,548
HHC 2023 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Future minimum lease payments as of September 30, 2023, are as follows:

thousands	Operating Leases
Remainder of 2023	$1,482
2024	5,057
2025	3,668
2026	3,368
2027	3,360
Thereafter	243,770
Total lease payments	260,705
Less: imputed interest	(208,944)
Present value of lease liabilities	$51,761

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Nine Months Ended September 30,
thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$3,452	$4,324

Other Information	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	43.9	43.7
Weighted-average discount rate
Operating leases	7.8%	7.7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2023	2022	2023	2022
Total minimum rent payments	$59,673	$57,246	$175,752	$171,839

Total future minimum rents associated with operating leases are as follows as of September 30, 2023:

thousands	Total Minimum Rent
Remainder of 2023	$62,777
2024	254,321
2025	240,708
2026	222,768
2027	209,812
Thereafter	988,238
Total	$1,978,624

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

HHC 2023 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

15. Segments

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
HHC 2023 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended September 30, 2023
Total revenues	$116,874	$95,799	$29,490	$26,481	$268,644
Total operating expenses	(55,786)	(41,239)	(33,303)	(29,620)	(159,948)
Segment operating income (loss)	61,088	54,560	(3,813)	(3,139)	108,696
Depreciation and amortization	(43,127)	(103)	(10,808)	(962)	(55,000)
Interest income (expense), net	(31,884)	16,031	1,358	4,412	(10,083)
Other income (loss), net	(244)	—	313	81	150
Equity in earnings (losses) from unconsolidated ventures	1,364	14,310	(46,619)	59	(30,886)
Gain (loss) on sale or disposal of real estate and other assets, net	16,050	—	—	236	16,286
Gain (loss) on extinguishment of debt	—	—	(48)	—	(48)
Provision for impairment	—	—	(672,492)	—	(672,492)
Segment EBT	$3,247	$84,798	$(732,109)	$687	$(643,377)
Corporate income, expenses, and other items					99,390
Net income (loss)					(543,987)
Net (income) loss attributable to noncontrolling interests					(46)
Net income (loss) attributable to HHH					$(544,033)

Three Months Ended September 30, 2022
Total revenues	$109,493	$78,188	$32,501	$419,353	$639,535
Total operating expenses	(48,994)	(31,055)	(31,404)	(300,515)	(411,968)
Segment operating income (loss)	60,499	47,133	1,097	118,838	227,567
Depreciation and amortization	(37,714)	(104)	(9,651)	(1,406)	(48,875)
Interest income (expense), net	(23,340)	13,492	1,731	5,817	(2,300)
Other income (loss), net	421	—	(18)	900	1,303
Equity in earnings (losses) from unconsolidated ventures	4,132	14,862	(11,273)	(13)	7,708
Segment EBT	$3,998	$75,383	$(18,114)	$124,136	$185,403
Corporate income, expenses, and other items					(77,734)
Net income (loss)					107,669
Net (income) loss attributable to noncontrolling interests					427
Net income (loss) attributable to HHH					$108,096

Nine Months Ended September 30, 2023
Total revenues	$339,226	$236,123	$64,191	$48,679	$688,219
Total operating expenses	(157,837)	(103,668)	(78,884)	(76,020)	(416,409)
Segment operating income (loss)	181,389	132,455	(14,693)	(27,341)	271,810
Depreciation and amortization	(123,637)	(316)	(31,804)	(2,848)	(158,605)
Interest income (expense), net	(91,080)	49,004	3,855	11,917	(26,304)
Other income (loss), net	1,998	(103)	(1,287)	158	766
Equity in earnings (losses) from unconsolidated ventures	5,311	21,056	(68,335)	94	(41,874)
Gain (loss) on sale or disposal of real estate and other assets, net	20,764	—	—	236	21,000
Gain (loss) on extinguishment of debt	—	—	(48)	—	(48)
Provision for impairment	—	—	(672,492)	—	(672,492)
Segment EBT	$(5,255)	$202,096	$(784,804)	$(17,784)	$(605,747)
Corporate income, expenses, and other items					19,992
Net income (loss)					(585,755)
Net (income) loss attributable to noncontrolling interests					(166)
Net income (loss) attributable to HHH					$(585,921)

HHC 2023 FORM 10-Q | 31

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Nine Months Ended September 30, 2022
Total revenues	$327,742	$266,990	$70,053	$461,655	$1,126,440
Total operating expenses	(146,958)	(113,087)	(79,329)	(344,271)	(683,645)
Segment operating income (loss)	180,784	153,903	(9,276)	117,384	442,795
Depreciation and amortization	(115,143)	(286)	(25,194)	(4,083)	(144,706)
Interest income (expense), net	(64,776)	35,697	3,003	12,334	(13,742)
Other income (loss), net	(57)	23	289	1,361	1,616
Equity in earnings (losses) from unconsolidated ventures	21,898	16,990	(20,223)	863	19,528
Gain (loss) on sale or disposal of real estate and other assets, net	4,018	—	—	(9)	4,009
Gain (loss) on extinguishment of debt	(645)	—	—	—	(645)
Segment EBT	$26,079	$206,327	$(51,401)	$127,850	$308,855
Corporate income, expenses, and other items					(177,583)
Net income (loss)					131,272
Net (income) loss attributable to noncontrolling interests					510
Net income (loss) attributable to HHH					$131,782

The assets by segment and the reconciliation of total segment assets to Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	September 30, 2023	December 31, 2022
Operating Assets	$3,532,554	$3,448,823
Master Planned Communities	3,438,699	3,272,655
Seaport (a)	471,977	1,166,950
Strategic Developments	1,537,429	1,359,180
Total segment assets	8,980,659	9,247,608
Corporate	387,909	355,855
Total assets	$9,368,568	$9,603,463
(a)During the third quarter of 2023, the Company recorded a $709.5 million impairment charge related to the Seaport segment. Refer to Note 4 - Impairment for additional information.
HHC 2023 FORM 10-Q | 32

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
Item 2. Management’s Narrative Analysis of Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q (the Quarterly Report) and in The Howard Hughes Corporation’s (HHC or the Company) audited annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on February 27, 2023 (the Annual Report). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

HHC 2023 FORM 10-Q | 33

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents

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

Forward-looking statements include:

–    accelerated growth in our core Master Planned Communities (MPC) assets
–    expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected benefits of our derivative instruments and mortgage activity over time
–    expected capital required for our operations and development opportunities for our properties
–anticipated benefits of our holding company structure
–anticipated effects of the proposed spinoff of Seaport Entertainment, a newly formed division comprising our entertainment-related assets in New York and Las Vegas—including the Seaport in Lower Manhattan and the Las Vegas Aviators® Triple-A Minor League Baseball team, as well as the Company’s ownership stake in Jean-Georges Restaurants and its 80% interest in the air rights above the Fashion Show Mall (Seaport Entertainment)
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    estimates of our future liquidity, development opportunities, development spending and management plans
–    the potential impact of a resurgence of the COVID-19 pandemic on our business, our tenants and the economy in general, and our ability to accurately assess and predict such impacts on the financial condition, results of operations, cash flows, and performance of our Company
–    descriptions of assumptions underlying or relating to any of the foregoing.

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
–our continuing ability to obtain operating and development capital on favorable terms, or at all
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–our ability to complete the proposed spinoff of Seaport Entertainment on the timing contemplated by us (or that, if completed, the separation of the Seaport Entertainment from the Company will have the anticipated effect on each of the two separated entities)
–our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us
–potential increases in real estate construction costs, including construction cost increases as the result of natural disasters or trade disputes and tariffs on goods imported in the United States
–potential defaults by purchasers on their obligations to purchase our condominiums
HHC 2023 FORM 10-Q | 34

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of water and electricity shortages on our business, financial condition, and results of operations
–contamination of our properties by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our data security
–losses that are not insured or that exceed the applicable insurance limits
–our ability to lease new or redeveloped space
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes, and requirements to transfer control to a condominium association’s board of directors in certain situations
–fluctuations in regional and local economies, the impact of rising interest rates on residential housing and condominium markets, local real estate conditions, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our ability to manage and service our debt and comply with related debt covenants, restrictions, and limitations, including our $750,000,000 5.375% Senior Notes due 2028, $650,000,000 4.125% Senior Notes due 2029 and $650,000,000 4.375% Senior Notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–the impact of a resurgence of the COVID-19 pandemic on our business, our tenants and the economy in general, including as described above
–catastrophic events or geo-political conditions, such as international armed conflicts, the COVID-19 pandemic and resurgence of different variants that may disrupt our business
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC

Although we presently believe that the plans, expectations, and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain, and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

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
HHC 2023 FORM 10-Q | 35

MANAGEMENT’S NARRATIVE ANALYSIS OVERVIEW	Table of Contents

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

We operate through four business segments: Operating Assets, MPCs, Strategic Developments, and Seaport. We create a unique and continuous value-creation cycle through operational and financial synergies associated with our three primary business segments of Operating Assets, MPCs, and Strategic Developments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate time using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once the commercial developments are completed, the assets transition to Operating Assets, which increase recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle. Our fourth business segment, the Seaport, is one of the few multi-block districts largely under private management by a single owner in New York City. This historic waterfront area is being revitalized and enhanced into a mixed-use neighborhood featuring unique culinary and entertainment offerings.

In addition to the required presentations using accounting principles generally accepted in the United States (GAAP), we use certain non-GAAP performance measures, such as NOI. See the Operating Assets and Seaport sections below for the reconciliation of this GAAP to non-GAAP financial measure and a statement indicating why management believes the non-GAAP financial measure provides useful information for investors. Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our consolidated financial statements, and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

New Holding Company Structure On July 17, 2023, HHC announced that its Board of Directors authorized the creation of a holding company structure. The Company believes that the reorganization will promote the growth of its businesses by providing additional flexibility to fund future investment opportunities and to segregate assets and related liabilities in separate subsidiaries. On August 11, 2023, upon the consummation of the transaction, Howard Hughes Holdings Inc. (HHH), the new parent holding company, replaced HHC as the public company trading on the New York Stock Exchange under the ticker symbol “HHH.”

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include HHC’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan and the Las Vegas Aviators Triple-A Minor League Baseball team, as well as the HHC’s ownership stake in Jean-Georges Restaurants and its 80% interest in the air rights above the Fashion Show Mall in Las Vegas.

HHH is establishing Seaport Entertainment with the intention of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur. The planned separation of Seaport Entertainment from Howard Hughes will refine the identity of HHH as a pure-play real estate company focused solely on its portfolio of acclaimed master planned communities and allow the new company, Seaport Entertainment, to operate independently as an entertainment-focused enterprise.
HHC 2023 FORM 10-Q | 36

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2023, to the nine months ended September 30, 2022

Net income attributable to common stockholders decreased $717.9 million to a loss of $586.1 million for the nine months ended September 30, 2023, compared to the prior-year period.

–Seaport EBT decreased $733.4 million, primarily due to a $709.5 million impairment charge related to the Seaport segment recognized in the current period. Excluding the impact of the impairment, Seaport Earnings Before Tax (EBT) decreased $23.9 million due to an increase in equity losses primarily related to operating losses for the Tin Building by Jean-Georges which opened in the third quarter of 2022, an increase in depreciation expense related to the opening of the Tin Building landlord asset in the third quarter of 2022, and a decrease in total revenues, net of operating costs primarily due to fewer private events, the absence of certain restaurant concepts, and poor weather conditions in the current year and COVID-related recoveries at the Fulton Market Building in the prior year, partially offset by an increase in rental revenue driven by the opening of the Tin Building.
–Strategic Developments EBT decreased $145.6 million primarily attributable to a decrease in net condominium sales due to the timing of condominium closings and recent pricing reductions at ‘A‘ali‘i and Kō'ula to facilitate the close-out of remaining units, as well as additional remediation expenditures at Waiea.
–Operating Assets EBT decreased $31.3 million primarily due to an increase in interest expense primarily due to new financings secured by our operating assets and higher interest on variable-rate debt, a decrease in equity earnings related to the change in value of derivative instruments of certain equity investments and the sale of 110 North Wacker in the first quarter of 2022, and an increase in depreciation expense and real estate taxes. These decreases were offset by an increase in gain on sale of real estate primarily related to the sale of two self-storage properties in The Woodlands.
–MPC EBT decreased $4.2 million primarily due to lower residential and commercial land sales, net of costs, at Summerlin due to the timing of superpad sales in the current year, and lower residential land sales at The Woodlands Hills, partially offset by higher commercial and residential land sales at Bridgeland, higher residential land sales at Aria Isle in The Woodlands, and higher equity earnings at The Summit.
–These decreases were partially offset by a $197.4 million decrease in net expenses related to Corporate income, expenses, and other items primarily due to a decrease in income tax expense.

See segment discussions for more detail about the changes described above.
HHC 2023 FORM 10-Q | 37

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Rental revenue	$99,843	$91,916	$7,927	$289,914	$283,804	$6,110
Other land, rental, and property revenues	17,031	17,577	(546)	49,312	43,938	5,374
Total revenues	116,874	109,493	7,381	339,226	327,742	11,484

Operating costs	(40,016)	(37,429)	(2,587)	(115,591)	(107,319)	(8,272)
Rental property real estate taxes	(14,369)	(11,395)	(2,974)	(43,278)	(38,634)	(4,644)
(Provision for) recovery of doubtful accounts	(1,401)	(170)	(1,231)	1,032	(1,005)	2,037
Total operating expenses	(55,786)	(48,994)	(6,792)	(157,837)	(146,958)	(10,879)
Segment operating income (loss)	61,088	60,499	589	181,389	180,784	605
Depreciation and amortization	(43,127)	(37,714)	(5,413)	(123,637)	(115,143)	(8,494)
Interest income (expense), net	(31,884)	(23,340)	(8,544)	(91,080)	(64,776)	(26,304)
Other income (loss), net	(244)	421	(665)	1,998	(57)	2,055
Equity in earnings (losses) from unconsolidated ventures	1,364	4,132	(2,768)	5,311	21,898	(16,587)
Gain (loss) on sale or disposal of real estate and other assets, net	16,050	—	16,050	20,764	4,018	16,746
Gain (loss) on extinguishment of debt	—	—	—	—	(645)	645
Segment EBT	$3,247	$3,998	$(751)	$(5,255)	$26,079	$(31,334)

For the three months ended September 30, 2023:

Operating Assets segment EBT decreased $0.8 million compared to the prior-year period primarily due to the following:
–Interest expense increased $8.5 million primarily due to new financings secured by our Operating assets.
–Depreciation expense increased $5.4 million primarily related to new assets placed in service since the beginning of the third quarter of 2022.
–Real estate taxes increased $3.0 million primarily due to increases in estimated property valuations in the Houston region.
–Equity earnings decreased $2.8 million primarily as a result of a decrease related to the change in value of certain derivative instruments.

These decreases to EBT were partially offset by the following:
–Gain on sale of real estate of $16.1 million related to the sale of two self-storage properties in The Woodlands in the third quarter of 2023.
–Total revenues, net of operating costs increased $4.8 million primarily due to increased leasing activity across the portfolio of existing and newly completed properties, partially offset by decreases related to the sales of Creekside Park Village and Lake Woodlands Crossing in 2022, as well as increased insurance costs in 2023.

For the nine months ended September 30, 2023:

Operating Assets segment EBT decreased $31.3 million compared to the prior-year period primarily due to the following:
–Interest expense increased $26.3 million primarily due to new financings secured by our operating assets and higher interest rates on variable-rate debt.
–Equity earnings decreased $16.6 million primarily as a result of a $9.6 million decrease related to the change in value of certain derivative instruments and a $4.9 million decrease related to the sale of 110 North Wacker in the first quarter of 2022. This decrease is due to the release of our share of accumulated other comprehensive income related to 110 North Wacker’s derivative instruments upon the sale in 2022.
–Depreciation expense increased $8.5 million primarily related to new assets placed in service since the beginning of the third quarter of 2022.
–Real estate taxes increased $4.6 million primarily due to new assets placed in service and increases in estimated property valuations in the Houston region.

HHC 2023 FORM 10-Q | 38

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

These decreases to EBT were partially offset by the following:
–Gain on sale of real estate increased $16.7 million due to the sales of two self-storage properties in The Woodlands and certain properties in Ward Village in 2023, compared to the sale of Outlet Collection at Riverwalk in 2022.
–Total revenues, net of operating costs increased $3.2 million primarily due to increased leasing activity across our portfolio of existing and newly completed properties as well as one-time lease termination fees received in 2023. These increases were partially offset by decreases related to the COVID-related tenant recoveries at Ward Village in the prior year, the closure of two Ward Village retail centers to make way for The Park Ward Village and Ulana Ward Village condominiums, the sales of Creekside Park Village and Lake Woodlands Crossing in 2022, and increased insurance costs in 2023.

Net Operating Income In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, as we believe these measures improve the understanding of our operational results and make comparisons of operating results among peer companies more meaningful. Management continually evaluates the usefulness, relevance, limitations and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

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

Operating Assets NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Total Operating Assets segment EBT	$3,247	$3,998	$(751)	$(5,255)	$26,079	$(31,334)
Add back:
Depreciation and amortization	43,127	37,714	5,413	123,637	115,143	8,494
Interest (income) expense, net	31,884	23,340	8,544	91,080	64,776	26,304
Equity in (earnings) losses from unconsolidated ventures	(1,364)	(4,132)	2,768	(5,311)	(21,898)	16,587
(Gain) loss on sale or disposal of real estate and other assets, net	(16,050)	—	(16,050)	(20,764)	(4,018)	(16,746)
(Gain) loss on extinguishment of debt	—	—	—	—	645	(645)
Impact of straight-line rent	(470)	(1,744)	1,274	(2,664)	(7,283)	4,619
Other	336	(519)	855	420	(312)	732
Operating Assets NOI	$60,710	$58,657	$2,053	$181,143	$173,132	$8,011

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Office	$29,326	$28,540	$786	$90,720	$83,338	$7,382
Retail	12,783	12,293	490	39,904	38,447	1,457
Multi-family	13,817	11,725	2,092	39,512	34,710	4,802
Other	4,615	5,316	(701)	10,308	12,762	(2,454)
Dispositions	169	783	(614)	699	3,875	(3,176)
Operating Assets NOI	$60,710	$58,657	$2,053	$181,143	$173,132	$8,011

HHC 2023 FORM 10-Q | 39

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended September 30, 2023:

Operating Assets NOI increased $2.1 million compared to the prior-year period primarily due to the following:
–Multi-family NOI increased $2.1 million primarily driven by continued lease-up at our newer properties, Marlow in Downtown Columbia and Starling at Bridgeland, and rent growth at our properties in The Woodlands, partially offset by initial operating losses at Tanager Echo in Summerlin.
–Office NOI increased $0.8 million primarily driven by continued lease-up activity and abatement expirations at various properties in The Woodlands, most notably at 9950 Woodloch Forest and Lake Front North. These increases were partially offset by tenant vacancies at various properties in Downtown Columbia and initial operating losses from 1700 Pavilion in Summerlin.
–Retail NOI increased $0.5 million with modest improvements in all regions.

These increases to NOI were partially offset by the following:
–NOI decrease of $0.6 million primarily related to the retail asset dispositions of Creekside Village Green and Lake Woodlands Crossing in 2022 and two self-storage properties in The Woodlands in 2023.

For the nine months ended September 30, 2023:

Operating Assets NOI increased $8.0 million compared to the prior-year period primarily due to the following:
–Office NOI increased $7.4 million primarily due to one-time lease termination fees, continued lease-up activity, and abatement expirations at various properties in The Woodlands, most notably at 9950 Woodloch Forest and Lake Front North, partially offset by decreases related to rent abatements at 3 Waterway Square, lower occupancy at One Hughes Landing and various properties in Downtown Columbia, and initial operating losses from 1700 Pavilion in Summerlin.
–Multi-family NOI increased $4.8 million primarily driven by winter weather-related insurance recoveries, continued lease-up at our newer properties, Marlow in Downtown Columbia and Starling at Bridgeland, and rent growth across our portfolio.
–Retail NOI increased $1.5 million primarily driven by tenant upgrades and retail sales growth in Downtown Summerlin, as well as increased leasing in The Woodlands, partially offset by COVID-related tenant recoveries at Ward Village in the prior year, as well as the closure of two Ward Village retail centers to make way for The Park Ward Village condominiums.
–These increases were partially offset by a $3.2 million decrease related to the retail asset dispositions of Creekside Village Green, Lake Woodlands Crossing, and Outlet Collection at Riverwalk in 2022 and two self-storage properties in The Woodlands in 2023.

HHC 2023 FORM 10-Q | 40

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Master Planned Community land sales (a)	$75,378	$52,585	$22,793	$177,045	$199,032	$(21,987)
Other land, rental, and property revenues	4,574	6,751	(2,177)	13,315	16,139	(2,824)
Builder price participation (b)	15,847	18,852	(3,005)	45,763	51,819	(6,056)
Total revenues	95,799	78,188	17,611	236,123	266,990	(30,867)

Master Planned Communities cost of sales	(28,264)	(19,355)	(8,909)	(66,134)	(75,304)	9,170
Operating costs	(12,975)	(11,700)	(1,275)	(37,534)	(37,783)	249
Total operating expenses	(41,239)	(31,055)	(10,184)	(103,668)	(113,087)	9,419
Segment operating income (loss)	54,560	47,133	7,427	132,455	153,903	(21,448)
Depreciation and amortization	(103)	(104)	1	(316)	(286)	(30)
Interest income (expense), net	16,031	13,492	2,539	49,004	35,697	13,307
Other income (loss), net	—	—	—	(103)	23	(126)
Equity in earnings (losses) from unconsolidated ventures	14,310	14,862	(552)	21,056	16,990	4,066
Segment EBT	$84,798	$75,383	$9,415	$202,096	$206,327	$(4,231)
(a)MPC land sales include deferred revenue from land sales closed in a previous period that met criteria for recognition in the current period and excludes amounts deferred from current period land sales that do not yet meet the recognition criteria.
(b)Builder price participation revenue is earned when a developer that acquired land from Howard Hughes develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between Howard Hughes and the developer at the time of closing on the sale of the home based on a previously agreed-upon percentage. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments.

The following table presents MPC segment EBT by MPC:

MPC Segment EBT by MPC	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Bridgeland	$22,535	$15,910	$6,625	$76,850	$52,139	$24,711
Columbia (a)	—	(738)	738	—	(1,095)	1,095
Summerlin	62,052	58,141	3,911	116,996	152,331	(35,335)
Teravalis (b)	(788)	(646)	(142)	(2,754)	(968)	(1,786)
The Woodlands	(745)	(1,769)	1,024	4,613	(9,969)	14,582
The Woodlands Hills	1,744	4,485	(2,741)	6,391	13,889	(7,498)
Segment EBT	$84,798	$75,383	$9,415	$202,096	$206,327	$(4,231)

Floreo (c)	$(1,039)	$(842)	$(197)	$(2,949)	$(1,291)	$(1,658)
(a)Columbia MPC land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia land was transferred to the Strategic Developments segment in the first quarter of 2023.
(b)As of September 30, 2023, the Company owns an 88.0% interest and consolidates Teravalis. Teravalis EBT also includes the Company’s 50% interest in Floreo, which is accounted for under the equity method. For additional detail, refer to Note 2 - Investments in Unconsolidated Ventures and Note 3 - Acquisitions and Dispositions in the Condensed Consolidated Financial Statements.
(c)This represents 100% of Floreo EBT and is presented for informational purposes.

HHC 2023 FORM 10-Q | 41

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended September 30, 2023:

MPC Segment EBT increased $9.4 million compared to the prior-year period primarily due to the following:

Bridgeland EBT increased $6.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $7.1 million primarily due to the following activity:
–increase in residential acres sold, with 38.4 acres sold at an average price of $566,000 per acre in the third quarter of 2023, compared to 20.8 acres sold at an average price of $520,000 per acre in the prior-year period
–decrease in commercial acres sold, with 12.5 acres sold at an average price of $262,000 per acre in the third quarter of 2023, compared to 16.6 acres sold at an average price of $436,000 per acre in the prior-year period

Summerlin EBT increased $3.9 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $7.4 million primarily due to the following activity:
–increase in superpad acres sold, with 39.2 acres sold at an average price of $1.3 million per acre in the third quarter of 2023, compared to 23.0 acres sold at an average price of $1.2 million per acre in the prior-year period. Superpad sales, which typically include large 10- to 25-acre parcels, are based on current homebuilder demand and can vary from quarter to quarter. With new home sales rising year-to-date and increased demand for new acreage, we expect a material increase in superpad sales in the fourth quarter of 2023.
–Builder price participation decreased $2.3 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for HHC participation revenue in the current quarter. This reflects price moderation from all-time highs in 2022.
–Other land, rental, and property revenues decreased $1.7 million primarily due to lower deposit forfeitures in the current quarter.

The Woodlands EBT increased $1.0 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $1.9 million primarily due to the following activity:
–increase in residential acres sold, with 1.5 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.6 million per acre in the third quarter of 2023, compared to no residential land sales in the prior-year period

The Woodlands Hills EBT decreased $2.7 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $2.5 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 5.2 acres sold at an average price of $440,000 per acre in the third quarter of 2023, compared to 15.4 acres sold at an average price of $412,000 per acre in the prior-year period
HHC 2023 FORM 10-Q | 42

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2023:

MPC Segment EBT decreased $4.2 million compared to the prior-year period primarily due to the following:

Summerlin EBT decreased $35.3 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $39.6 million primarily due to the following activity:
–decrease in superpad acres sold partially offset by an increase in price per acre, with 39.2 acres sold at an average price of $1.3 million for the nine months ended September 30, 2023, compared to 70.8 acres sold at an average price of $1.1 million per acre in the prior-year period. Superpad sales, which typically include large 10- to 25-acre parcels, are based on current homebuilder demand and can vary from quarter to quarter. With new home sales rising year-to-date and increased demand for new acreage, we expect a material increase in superpad sales in the fourth quarter of 2023.
–decrease in commercial acres sold, with no acres sold for the nine months ended September 30, 2023, compared to 16.6 acres sold at an average price of $1.6 million per acre in the prior-year period
–decrease in custom lots sold, with one lot sold at a price of $2.0 million for the nine months ended September 30, 2023, compared to four lots sold at a price of $2.2 million per lot in the prior-year period
–Builder price participation decreased $3.8 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for HHC participation revenue in the current period. This reflects price moderation from all-time highs in 2022.
–Equity earnings increased $4.9 million at The Summit due to increased land and clubhouse unit sales in the nine months ended September 30, 2023, compared to the prior-year period.

The Woodlands Hills EBT decreased $7.5 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $6.5 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 20.6 acres sold at an average price of $422,000 per acre for the nine months ended September 30, 2023, compared to 46.5 acres sold at an average price of $378,000 per acre in the prior-year period
–decrease in commercial acres sold, with no acres sold for the nine months ended September 30, 2023, compared to 8.0 acres sold at an average price of $175,000 per acre in the prior-year period
–Builder price participation decreased $1.2 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for HHC participation revenue in the current period. This reflects price moderation from all-time highs in 2022.

Bridgeland EBT increased $24.7 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $20.5 million primarily due to the following activity:
–increase in commercial acres sold, with 121.3 acres sold at an average price of $249,000 per acre for the nine months ended September 30, 2023, compared to 26.4 acres sold at an average price of $371,000 per acre in the prior-year period
–increase in residential acres sold, with 99.7 acres sold at an average price of $555,000 per acre for the nine months ended September 30, 2023, compared to 95.9 acres sold at an average price of $537,000 per acre in the prior-year period

The Woodlands EBT increased $14.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $12.8 million primarily due to the following activity:
–increase in residential acres sold, with 8.7 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.6 million per acre for the nine months ended September 30, 2023, compared to no acres sold in the prior-year period
–increase in commercial acres sold, with 2.1 acres sold at an average price of $819,000 per acre for the nine months ended September 30, 2023, compared to no acres sold in the prior-year period
–Operating costs decreased $3.8 million due to higher legal fees in the prior year, primarily related to the flood litigation.
–Builder price participation decreased $1.3 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for HHC participation revenue in the current period. This reflects price moderation from all-time highs in 2022.
HHC 2023 FORM 10-Q | 43

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

A reconciliation of segment EBT to MPC Net Contribution is presented below:

MPC Net Contribution	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
MPC Segment EBT	$84,798	$75,383	$9,415	$202,096	$206,327	$(4,231)
Plus:
Master Planned Communities cost of sales	28,264	19,355	8,909	66,134	75,304	(9,170)
Depreciation and amortization	103	104	(1)	316	286	30
MUD and SID bonds collections, net (a)	4,237	4,987	(750)	7,585	38,728	(31,143)
Distributions from unconsolidated ventures	600	—	600	10,050	—	10,050
Less:
MPC development expenditures	(83,634)	(114,729)	31,095	(256,214)	(286,178)	29,964
Equity in (earnings) losses from unconsolidated ventures	(14,310)	(14,862)	552	(21,056)	(16,990)	(4,066)
MPC Net Contribution	$20,058	$(29,762)	$49,820	$8,911	$17,477	$(8,566)
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $49.8 million for the three months ended September 30, 2023, and decreased $8.6 million for the nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to lower MPC development expenditures and higher MPC land sales for the three months ended September 30, 2023, and lower MUD and SID bond collections, net and MPC land sales, partially offset by a decrease in MPC development expenditures and an increase in distributions from unconsolidated ventures, net of equity in earnings from unconsolidated ventures for the nine months ended September 30, 2023 compared to the same periods in 2022.

MPC Land Inventory The following table summarizes MPC land inventory activity for the nine months ended September 30, 2023:

thousands	Bridgeland	Columbia (a)	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2022	$538,924	$16,625	$1,014,511	$544,546	$185,356	$111,564	$2,411,526
Development expenditures (b)	129,092	—	103,430	105	3,689	19,898	256,214
MPC Cost of sales	(29,921)	—	(20,134)	—	(11,911)	(4,168)	(66,134)
MUD reimbursable costs (c)	(89,908)	—	—	—	(1,166)	(17,203)	(108,277)
Transfer to Strategic Development and Operating Assets Segments	(2,756)	(16,625)	—	—	(3,226)	—	(22,607)
Other	(2,649)	—	(1,108)	18	490	5,024	1,775
Balance September 30, 2023	$542,782	$—	$1,096,699	$544,669	$173,232	$115,115	$2,472,497
(a)Columbia MPC land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia land was transferred to the Strategic Developments segment in the first quarter of 2023.
(b)Development expenditures are inclusive of capitalized interest and property taxes.
(c)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
HHC 2023 FORM 10-Q | 44

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Seaport

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include all of the assets in the Seaport segment, as well as the Las Vegas Aviators Triple-A Minor League Baseball team and our 80% interest in the air rights above the Fashion Show Mall in Las Vegas. HHH is establishing Seaport Entertainment with the intention of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur.

General The Seaport is part non-stabilized operating asset, part development project, and part operating business. As such, the Seaport has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements, or in joint ventures, many of the tenants in the Seaport. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport reaches its critical mass of offerings. Given the factors and uncertainties listed above, we do not currently provide guidance on our expected NOI yield or stabilization date for the Seaport.

Due to the range of asset types discussed above, we categorize the businesses in the Seaport segment into the following groups: Landlord Operations, Managed Businesses, the Tin Building, and Events and Sponsorships.

Landlord Operations Landlord Operations represent physical real estate in the Historic District and Pier 17 that we have developed and own, and is inclusive of our office, retail, and multi-family properties.

Managed Businesses Managed Businesses represent retail and food and beverage businesses in the Historic District and Pier 17 that the Company owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. These businesses include, among others, The Fulton, Mister Dips, Carne Mare, and Malibu Farm. The Fulton and Malibu Farm are managed by Creative Culinary Management Company, LLC (CCMC), a Jean-Georges company, and Mister Dips and Carne Mare are managed by Seaport F&B LLC, an Andrew Carmellini company. These management companies are responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations.

The Company owns a 25% interest in Jean-Georges Restaurants, which currently operates over 40 restaurant and hospitality offerings around the world. This ownership interest is reported in accordance with the equity method.

In the fourth quarter of 2023, we plan to expand our Managed Businesses portfolio with the launch of The Lawn Club, a new concept that will transform over 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar, and a wide variety of lawn games.

Tin Building The Tin Building includes both landlord operations and managed business. The Company owns 100% of the Tin Building, which was completed and placed in service during the third quarter of 2022. The Company leased 100% of the space to the Tin Building by Jean-Georges joint venture, a managed business in which the Company has an equity ownership interest and reports its ownership interest in accordance with the equity method. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently recognizes all of the economic interest in the venture. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue and recognizes its share of the offsetting rent expense in Equity earnings. As the Company currently recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to Seaport EBT. However, Seaport NOI is impacted by the Rental revenue related to the Tin Building lease payments, as equity earnings are excluded from NOI by definition.

The Tin Building by Jean-Georges opened in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping, and delivery and is managed by CCMC, a Jean-Georges company.

HHC 2023 FORM 10-Q | 45

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Events and Sponsorships Our events and sponsorships businesses include our concert series, event catering, private events, and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with CCMC.

The 2023 summer concert series, which began in May 2023 and ran through the end of October 2023, included 60 shows and sold over 194,000 tickets to date, representing over 93% of available ticket inventory. We hosted 19 concerts and welcomed approximately 58,000 guests in the second quarter of 2023, and hosted 39 concerts and welcomed approximately 113,000 guests in the third quarter of 2023.

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

Also in December 2021, an amendment to the Seaport ground lease was executed giving HHC extension options, at the discretion of HHC, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program is approximately 80% complete and is expected to be finished in 2023. Various lawsuits have been filed challenging the governmental approval of our development project. For additional information regarding these lawsuits, see Note 9 - Commitments and Contingencies.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Rental revenue (a)	$5,213	$5,001	$212	$16,231	$12,277	$3,954
Other land, rental, and property revenues	24,277	27,500	(3,223)	47,960	57,776	(9,816)
Total revenues	29,490	32,501	(3,011)	64,191	70,053	(5,862)

Operating costs	(33,084)	(31,295)	(1,789)	(78,341)	(77,377)	(964)
Rental property real estate taxes	(174)	(173)	(1)	(511)	(719)	208
(Provision for) recovery of doubtful accounts	(45)	64	(109)	(32)	(1,233)	1,201
Total operating expenses	(33,303)	(31,404)	(1,899)	(78,884)	(79,329)	445
Segment operating income (loss)	(3,813)	1,097	(4,910)	(14,693)	(9,276)	(5,417)
Depreciation and amortization	(10,808)	(9,651)	(1,157)	(31,804)	(25,194)	(6,610)
Interest income (expense), net	1,358	1,731	(373)	3,855	3,003	852
Other income (loss), net	313	(18)	331	(1,287)	289	(1,576)
Equity in earnings (losses) from unconsolidated ventures (a)	(46,619)	(11,273)	(35,346)	(68,335)	(20,223)	(48,112)
Gain (loss) on extinguishment of debt	(48)	—	(48)	(48)	—	(48)
Provision for impairment	(672,492)	—	(672,492)	(672,492)	—	(672,492)
Segment EBT	$(732,109)	$(18,114)	$(713,995)	$(784,804)	$(51,401)	$(733,403)
(a) Lease payments for the Tin Building included in Rental revenue and offset in Equity losses were $2.8 million for the three months ended September 30, 2023, and $8.5 million for the nine months ended September 30, 2023. No rental payments were made during the first or second quarter of 2022 as the lease had not yet commenced. Refer to the Tin Building discussion above for additional detail.

For the three months ended September 30, 2023:

Seaport segment EBT decreased $714.0 million compared to the prior-year periods primarily due to the following:
–Provision for impairment includes $672.5 million and Equity losses includes $37.0 million related to the Seaport impairment recognized in the current period. Refer to Note 4 - Impairment for additional information.
–Total revenues, net of Operating costs decreased $4.8 million primarily due to the absence of certain restaurant concepts in the current year, fewer private events, and poor weather conditions.
–Depreciation expense increased $1.2 million primarily related to the Tin Building, which was completed and placed in service in the third quarter of 2022.
HHC 2023 FORM 10-Q | 46

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

These decreases to EBT were partially offset by the following:
–Equity losses decreased $1.7 million, excluding the impact of the $37.0 million impairment charge above, primarily related to the Tin Building by Jean-Georges, which opened in the third quarter of 2022, as operational improvements and changes to the operating model began to be realized.

For the nine months ended September 30, 2023:

Seaport segment EBT decreased $733.4 million compared to the prior-year periods primarily due to the following:
–Provision for impairment and Equity losses include the Seaport impairment recognized in the current period, as discussed above.
–Equity losses increased $11.1 million, excluding the impact of the $37.0 million impairment charge above, primarily due to operating losses for the Tin Building by Jean-Georges, which opened in the third quarter of 2022.
–Depreciation expense increased $6.6 million primarily related to the Tin Building, which was completed and placed in service in the third quarter of 2022.
–Total revenues, net of Operating costs decreased $6.8 million primarily due to the absence of certain restaurant concepts, fewer private events, and poor weather conditions in the current year, as well as COVID-related recoveries at the Fulton Market Building in the prior year, partially offset by an increase in rental revenue driven by the opening of the Tin Building.

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Total Seaport segment EBT	$(732,109)	$(18,114)	$(713,995)	$(784,804)	$(51,401)	$(733,403)
Add back:
Depreciation and amortization	10,808	9,651	1,157	31,804	25,194	6,610
Interest (income) expense, net	(1,358)	(1,731)	373	(3,855)	(3,003)	(852)
Equity in (earnings) losses from unconsolidated ventures	46,619	11,273	35,346	68,335	20,223	48,112
(Gain) loss on extinguishment of debt	48	—	48	48	—	48
Impact of straight-line rent	435	(185)	620	1,567	1,519	48
Other (income) loss, net	2,163	674	1,489	5,480	2,610	2,870
Provision for impairment	672,492	—	672,492	672,492	—	672,492
Seaport NOI	$(902)	$1,568	$(2,470)	$(8,933)	$(4,858)	$(4,075)

The Seaport, including Managed Businesses, Events and Sponsorships, and the Tin Building, is approximately 67% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings.

The table below presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Landlord Operations	$(6,242)	$(4,335)	$(1,907)	$(15,292)	$(10,260)	$(5,032)
Landlord Operations - Multi-family	15	22	(7)	76	96	(20)
Managed Businesses	644	1,010	(366)	(1,942)	149	(2,091)
Tin Building	2,286	1,612	674	7,061	1,612	5,449
Events and Sponsorships	2,395	3,259	(864)	1,164	3,545	(2,381)
Seaport NOI	$(902)	$1,568	$(2,470)	$(8,933)	$(4,858)	$(4,075)

Seaport NOI decreased $2.5 million for the three months ended September 30, 2023 and $4.1 million for the nine months ended September 30, 2023. The decreases in Landlord Operations NOI are primarily due to increased marketing costs, insurance expense, and tax expense. The decrease in the nine months ended September 30, 2023 is also due to COVID-related recoveries at the Fulton Market Building in the prior year. The decreases in Managed Businesses and Events and Sponsorships NOI are due to the absence of certain restaurant concepts, fewer private events, and lower revenues across our restaurant portfolio related to poor weather conditions in the current year. These decreases were partially offset by an increase in Tin Building NOI resulting from the opening of the Tin Building in the third quarter of 2022.

HHC 2023 FORM 10-Q | 47

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Tin Building	$2,286	$1,612	$674	$7,061	$1,612	$5,449
Tin Building by Jean-Georges	(8,074)	(11,366)	3,292	(26,867)	(20,565)	(6,302)
Total	$(5,788)	$(9,754)	$3,966	$(19,806)	$(18,953)	$(853)

Tin Building by Jean-Georges NOI losses during 2022 relate to costs incurred prior to the marketplace opening in the third quarter of 2022 and elevated operating losses during the early months of operation. In 2023, the Tin Building by Jean-Georges was open seven days per week, with strong foot traffic and sales. However, operating losses remained elevated in 2023, as the Company continues to refine the operating model during the marketplace’s first year in operations, and the Seaport experienced poor weather conditions throughout the year.
HHC 2023 FORM 10-Q | 48

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Condominium rights and unit sales	$25,962	$418,645	$(392,683)	$46,915	$459,681	$(412,766)
Rental revenue	136	—	136	250	—	250
Other land, rental, and property revenues	383	708	(325)	1,514	1,974	(460)
Total revenues	26,481	419,353	(392,872)	48,679	461,655	(412,976)

Condominium rights and unit cost of sales	(22,537)	(295,300)	272,763	(56,390)	(329,026)	272,636
Operating costs	(6,364)	(4,665)	(1,699)	(17,160)	(14,284)	(2,876)
Rental property real estate taxes	(719)	(550)	(169)	(2,470)	(961)	(1,509)
Total operating expenses	(29,620)	(300,515)	270,895	(76,020)	(344,271)	268,251
Segment operating income (loss)	(3,139)	118,838	(121,977)	(27,341)	117,384	(144,725)
Depreciation and amortization	(962)	(1,406)	444	(2,848)	(4,083)	1,235
Interest income (expense), net	4,412	5,817	(1,405)	11,917	12,334	(417)
Other income (loss), net	81	900	(819)	158	1,361	(1,203)
Equity in earnings (losses) from unconsolidated ventures	59	(13)	72	94	863	(769)
Gain (loss) on sale or disposal of real estate and other assets, net	236	—	236	236	(9)	245
Segment EBT	$687	$124,136	$(123,449)	$(17,784)	$127,850	$(145,634)

For the three months ended September 30, 2023:

Strategic Developments segment EBT decreased $123.4 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales decreased $119.9 million due to the timing of condominium closings, including the completion of Kō'ula in the third quarter of 2022, and pricing reductions in 2023 at ‘A‘ali‘i and Kō'ula to facilitate the close-out of remaining units. We closed on 16 units at ‘A‘ali‘i and 10 units at Kō'ula during the third quarter of 2023, compared to 398 units at Kō'ula and 6 units at ‘A‘ali‘i during the prior-year period. The lower volume of condominium closings in 2023 is expected as our completed towers are almost 100.0% sold and the next tower, Victoria Place, is not scheduled for completion until 2024.

For the nine months ended September 30, 2023:

Strategic Developments segment EBT decreased $145.6 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales decreased $126.7 million, excluding the change in remediation costs of $13.4 million discussed below, due to the timing of condominium closings. We closed on 31 units at ‘A‘ali‘i and 15 units at Kō'ula during the nine months ended September 30, 2023, compared to 398 units at Kō'ula, 49 units at ‘A‘ali‘i, and 1 unit at Waiea during the prior-year period.
–Condominium cost of sales increased $13.4 million due to charges related to the defect remediation accrual at Waiea. We charged $16.1 million in 2023, related to additional anticipated costs, compared to $2.7 million charged in 2022.
HHC 2023 FORM 10-Q | 49

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums As of September 30, 2023, our six completed towers were almost 100.0% sold with only one unit remaining at Kō'ula, which was sold subsequent to quarter end. Ae`o, Ke Kilohana, Anaha, Waiea, and ‘A‘ali‘i are completely sold.

Condominiums Under Construction As of September 30, 2023, 97.8% of the units at our three towers under construction, Victoria Place, The Park Ward Village, and Ulana Ward Village, are under contract. We launched public presales of our seventh condominium project, Victoria Place, in December 2019 and broke ground in February 2021. Victoria Place will be a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences. As of the second quarter of 2022, Victoria Place was 100.0% presold.

We launched public sales of our eighth condominium project, The Park Ward Village, in July 2021 and broke ground in December 2022. The Park Ward Village will be a 41-story, 545-unit condominium project and will include studio, one-, two- and three-bedroom residences. As of September 30, 2023, we have entered into contracts for 510 units, representing 93.6% of total units.

In 2021, we announced plans for our ninth condominium project, Ulana Ward Village, and broke ground in January 2023. This mixed-use residence will consist of 696 studio, one-, two- and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. As of the third quarter of 2023, Ulana is 100.0% presold.

Predevelopment Condominiums In September 2022, we launched public sales of our tenth condominium project, Kalae. This will be a 38-story, 329-unit condominium project and will consist of one-, two- and three-bedroom residences. As of September 30, 2023, we have entered into contracts for 280 units, representing 85.1% of total units.

The following provides further detail for Ward Village as of September 30, 2023:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea	(a)	177	—	177	100.0%	100.0%	Q4 2016
Anaha	(a)	317	—	317	100.0%	100.0%	Q4 2017
Ae`o	(a)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	100.0%	Q2 2019
‘A‘ali‘i	(a)	750	—	750	100.0%	100.0%	Q4 2021
Kō'ula	(b)	564	—	565	99.8%	99.9%	Q3 2022
Under construction
Victoria Place		—	349	349	100.0%	100.0%	Q3 2024
The Park Ward Village	(c)	—	510	545	93.6%	94.2%	2025
Ulana Ward Village	(d)	—	696	696	100.0%	100.0%	2025
Predevelopment
Kalae	(e)	—	280	329	85.1%	88.5%	2026
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 53% leased.
(c)There will be approximately 26,800 square feet of retail space as part of this project.
(d)There will be approximately 32,100 square feet of retail space as part of this project.
(e)There will be approximately 2,000 square feet of retail space as part of this project.
HHC 2023 FORM 10-Q | 50

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2023	2022	$ Change	2023	2022	$ Change
Corporate income	$15	$14	$1	$45	$43	$2
General and administrative	(21,410)	(19,471)	(1,939)	(65,180)	(60,874)	(4,306)
Corporate interest expense, net	(20,740)	(21,078)	338	(67,519)	(64,948)	(2,571)
Corporate other income (loss), net	23	701	(678)	2,781	881	1,900
Corporate depreciation and amortization	(974)	(1,140)	166	(2,599)	(2,878)	279
Other	(2,225)	(2,902)	677	(8,885)	(7,985)	(900)
Income tax (expense) benefit	144,701	(33,858)	178,559	161,349	(41,822)	203,171
Total Corporate income, expenses and other items	$99,390	$(77,734)	$177,124	$19,992	$(177,583)	$197,575

For the three months ended September 30, 2023:

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Income tax expense decreased $178.6 million primarily due to a decrease in Income before income taxes. Refer to Note 10 - Income Taxes for additional information.

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–General and administrative expenses increased $1.9 million primarily attributable to an increase in compensation and other expenses.

For the nine months ended September 30, 2023:

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Income tax expense decreased $203.2 million primarily due to a decrease in Income before income taxes. Refer to Note 10 - Income Taxes for additional information.
–Corporate other income increased $1.9 million primarily related to the receipt of insurance proceeds.

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–General and administrative expenses increased $4.3 million primarily attributable to an increase in compensation and other expenses.
–Corporate interest expense, net increased $2.6 million primarily due to the change in value related to derivative instruments, partially offset by higher interest income due to rising interest rates. Refer to Note 8 - Derivative Instruments and Hedging Activities for additional information on derivative instruments.
HHC 2023 FORM 10-Q | 51

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
HHC 2023 FORM 10-Q | 52

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 9 - Commitments and Contingencies in the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

RISKS RELATED TO THE COMPANY'S HOLDING COMPANY STRUCTURE OF THE COMPANY'S PARENT

There are no material changes to the risk factors previously disclosed in our 2022 Annual Report, with the exception of the additional risk factor discussed below:

The Company's parent holding company, Howard Hughes Holdings Inc., is dependent on the operations and funds of the Company.

The Company’s parent holding company, Howard Hughes Holdings Inc. (HHH), has no business operations of its own, and HHH’s only significant assets are the outstanding equity interests of its subsidiaries, including the Company. As a result, HHH relies on cash flows from its subsidiaries, including the Company to meet its financial obligations, including to service any debt obligations that HHH may incur from time to time in the future. Legal and contractual restrictions in agreements governing future indebtedness of the Company, as well as the Company’s financial condition and future operating requirements, may limit the Company’s ability to distribute cash to HHH. If the Company is limited in its ability to distribute cash to HHH, or if the earnings or other available assets of the Company and HHH’s other subsidiaries are not sufficient to pay distributions or make loans to HHH in the amounts or at the times necessary for HHH to meet its financial obligations, then HHH may take actions with respect to the Company that may materially adversely affect the business, financial condition, cash flows, results of operations, and reputation of the Company. Further, the Company does not have control over HHH’s business decisions, and HHH is under no obligation to adopt a business strategy that is favorable to the Company.

HHC 2023 FORM 10-Q | 53

Item 6. Exhibits

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 11, 2023, by and among The Howard Hughes Corporation, Howard Hughes Holdings Inc. and HHC Merger Sub Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 11, 2023)

3.1
Third Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation, dated August 11, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 11, 2023)

3.2	Second Amended and Restated Bylaws of The Howard Hughes Corporation, dated August 11, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 11, 2023)

10.1
Assignment and Assumption Agreement by and between The Howard Hughes Corporation and Howard Hughes Holdings Inc., dated as of August 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2023)

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, and 2022, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.
HHC 2023 FORM 10-Q | 54

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
November 6, 2023
HHC 2023 FORM 10-Q | 55