Form 10-K
period 2023-12-31
Howard Hughes Corp
filed 2024-02-27
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Note: The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15 (d) of the Securities Exchange Act of 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2023: N/A
The number of shares of common stock outstanding as of February 20, 2024 was 10. These shares are 100% owned by Howard Hughes Holdings Inc.
OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Howard Hughes Holdings Inc. Proxy Statement for its 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III hereof.

Table of Contents Index to Financial Statements

Table of Contents Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K (Annual Report), references to the “Company,” “HHC,” “we,” “us,” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, or business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–our ability to satisfy the necessary conditions to complete the spinoff on a timely basis, or at all
–our ability to realize the anticipated benefits of the spinoff
–the effects of the spinoff on our ongoing business
–macroeconomic conditions such as volatility in capital markets, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail, and office sectors
–our inability to obtain operating and development capital, including our inability to obtain or refinance debt capital from lenders and the capital markets
–rising interest rates and inflation
–the availability of debt and equity capital
–our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–general inflation, including core and wage inflation; commodity and energy price and currency volatility; as well as monetary, fiscal and policy interventions in anticipation of our reaction to such events, including increases in interest rates
–mismatch of supply and demand, including interruptions of supply lines
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of a resurgence of COVID-19 on our businesses, our tenants and the economy, including as described above
–contamination of our property by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our data security
–losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
HHC 2023 FORM 10-K | 2

Table of Contents Index to Financial Statements
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes and requirements to transfer control to a condominium association’s board of directors in certain situations, as well as potential defaults by purchasers on their obligations to purchase condominiums
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our indebtedness, including our $750,000,000 5.375% Senior Notes due 2028, $650,000,000 4.125% Senior Notes due 2029 and $650,000,000 4.375% Senior Notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–catastrophic events or geopolitical conditions, such as the COVID-19 pandemic and resurgence of different variants that may disrupt our business; and
–the other risks described in Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Narrative Analysis of Results of Operations of this Annual Report

Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations, plans, objectives, future performance, or financial condition. Other factors not described in this Annual Report also could cause results to differ from our expectations. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

HHC 2023 FORM 10-K | 3

BUSINESS	Table of Contents Index to Financial Statements

PART I

Item 1.  Business

OVERVIEW

General On July 17, 2023, The Howard Hughes Corporation (HHC or the Company) announced that its Board of Directors authorized the creation of a holding company structure. On August 11, 2023, upon the consummation of the transaction, Howard Hughes Holdings Inc. (HHH), the new holding company, replaced HHC as the public company trading on the New York Stock Exchange. Existing shares of common stock of HHC were automatically converted, on a one-for-one basis, into shares of common stock of HHH, with the same designations, rights, powers, and preferences, and the same qualifications, limitations, and restrictions, as the shares of HHC common stock immediately prior to the reorganization. HHH became the successor issuer to HHC pursuant to Rule 12g-3 (a) under the Exchange Act and replaced HHC as the public company trading on the New York Stock Exchange under the ticker symbol "HHH."

References to HHC, the Company, we, us, and our, refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated. References to HHH refer to the Company’s parent holding company, Howard Hughes Holdings Inc. and its consolidated subsidiaries, which includes The Howard Hughes Corporation, unless otherwise specifically stated.

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan, the Las Vegas Aviators Triple-A Minor League Baseball team, and the Las Vegas Ballpark, as well as the Company’s ownership stake in Jean-Georges Restaurants and other partnerships and its 80% interest in the air rights above the Fashion Show Mall in Las Vegas.

HHH is establishing Seaport Entertainment with the intention of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur. The planned separation of Seaport Entertainment will refine the identity of HHH as a pure-play real estate company focused solely on its portfolio of master planned communities and allow the new company, Seaport Entertainment, to operate independently as an entertainment-focused enterprise.

Business Overview The Company’s award-winning assets include one of the nation's largest portfolios of master planned communities (MPCs) spanning approximately 101,000 gross acres, as well as operating properties, strategic developments, and other unique assets across six states from New York to Hawai‘i. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. Our unique business model allows us to drive outsized risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

We operate through four business segments: Operating Assets, MPCs, Strategic Developments, and Seaport. We create a unique and continuous value-creation cycle through operational and financial synergies associated with our three primary business segments of Operating Assets, MPCs, and Strategic Developments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, and multi-family offerings. We build these commercial properties through Strategic Developments at the appropriate time using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once the commercial developments are completed, the assets transition to Operating Assets, which increase recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle. Our fourth business segment, Seaport, is one of the few multi-block districts largely under private management by a single owner in New York City.

HHC 2023 FORM 10-K | 4

BUSINESS	Table of Contents Index to Financial Statements
Our assets are located across the United States, with the vast majority of the assets in our Operating Assets segment located within our MPCs. This helps us achieve scale and, in most cases, critical mass, which leads to pricing power in lease and vendor negotiations; increased ability to attract, hire, and retain the best local leadership and leasing teams; flexibility to meet changing customer demands; and enhanced ability to identify and capitalize on emerging opportunities. Our MPCs, including our Floreo joint venture, span approximately 101,000 gross acres, with approximately 22,000 residential acres of land remaining to be developed and sold in high-demand geographic areas. In addition to the residential land, our MPC segment contains approximately 13,000 acres designated for commercial development or sale to non-competing users such as hospitals. This land is held in our MPC segment until we identify demand for a new commercial development, at which point the land is transitioned into our Strategic Developments segment.

HHC was incorporated in Delaware on July 1, 2010. Financial information about each of our segments is presented in Note 17 - Segments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

BUSINESS SEGMENTS

The following further describes our four business segments and provides a general description of the assets comprising these segments. Refer to Item 2. Properties for additional detail on individual properties, including assets by reportable segment, geographic location, and predominant use at December 31, 2023. This section should be referred to when reading Item 7. Management’s Narrative Analysis of Results of Operations, which contains information about our financial results and operating performance for our business segments.

Operating Assets

We have developed many of the assets in our Operating Assets segment since the Company’s inception in 2010. As of December 31, 2023, we have 73 Operating Assets, including our investments in unconsolidated ventures, consisting of 11 retail properties, 34 office properties, 17 multi-family properties, and 11 other operating properties or investments. Excluding our projects under construction, we own approximately 8.8 million square feet of retail and office space and 5,587 multi-family units.

We believe that the long-term value of our Operating Assets is driven by their concentration in our MPCs, where we have a competitive advantage. We believe that these assets have the potential for future growth by increasing rental rates, absorbing remaining vacancy, and changing the tenant mix in retail centers to improve gross sales revenue of our tenants, thereby increasing rents. Revenue is primarily generated through rental services and is directly impacted by trends in rental rates and operating costs.

We will also occasionally sell an operating asset when it does not complement our existing properties or no longer fits within our current strategy. In 2023, the Company completed the sale of two land parcels in Honolulu, Hawai‘i, including an 11,929-square-foot building at the Ward Village Retail property, as well as two self-storage facilities and a medical office building in The Woodlands, for total net proceeds after debt repayment of $43.3 million.

For certain assets, we believe there are opportunities to improve operating performance through redevelopment or repositioning. Redevelopment plans for these assets may include office, retail, or residential space, shopping centers, movie theaters, parking complexes, or open space. The redevelopment plans may require that we obtain permits, licenses, consents, and/or waivers from various parties. These opportunities will require new capital investment and vary in complexity and scale. The redevelopment opportunities range from those that would have minimal disruption to the property to those requiring partial or full demolition of existing structures for new construction. Factors we evaluate in determining whether to redevelop or reposition an asset include the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them; (4) compatibility of the physical site with proposed uses; and (5) environmental considerations, traffic patterns, and access to the properties.

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
HHC 2023 FORM 10-K | 5

BUSINESS	Table of Contents Index to Financial Statements

Master Planned Communities

As of December 31, 2023, our portfolio of MPCs comprises Summerlin in Las Vegas; The Woodlands, The Woodlands Hills and Bridgeland in the Houston region; and Teravalis in the Phoenix region. Our MPC segment includes the development and sale of residential and commercial land, primarily in large-scale, long-term projects. These developments often require decades of investment and continued focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our MPCs remains strong because of their competitive positioning in their respective markets, our in-depth experience in diverse land-use planning, and the fact that we have substantially completed the entitlement processes within the majority of our communities.

Our MPCs have won numerous awards for design excellence and for community contribution. Summerlin and Bridgeland were again ranked by Robert Charles Lesser & Co., LLC (RCLCO), capturing fourth and fifth top-selling master planned communities in the nation, respectively, for the year ended December 31, 2023.

We expect the competitive position, desirable locations, and land development expertise to drive the long-term growth of our MPCs. As of December 31, 2023, our MPCs, including Floreo, our unconsolidated joint venture near Phoenix, Arizona, encompass approximately 101,000 gross acres of land and include approximately 35,000 acres of land available for sale or development. Residential sales, which are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers, include standard and custom parcels designated for detached and attached single-family homes and range from entry-level to luxury homes. Superpad sites are generally 10- to 25-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer, and storm drainage) and roads to the borders of the parcel, and the homebuilder completes the on-site utilities, roads, and finished lots. Revenue is also generated through builder price participation with homebuilders.

We also occasionally sell or lease land for commercial development when we deem its use will not compete with our existing properties or our development strategy. Commercial sales include land parcels designated for retail, office, hospitality, high-density residential projects (condominiums and apartments), services, and other for-profit activities, as well as those parcels designated for use by government, schools, and other not-for-profit entities.

Seaport

On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include all of the assets in the Seaport segment, as well as the Las Vegas Aviators Triple-A Minor League Baseball team, the Las Vegas Ballpark, and our 80% interest in the air rights above the Fashion Show Mall in Las Vegas. HHH is establishing Seaport Entertainment with the intention of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur.

The Seaport spans approximately 472,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District, and the 250 Water Street development. Our Seaport segment is part non-stabilized operating asset, part development project, and part operating business. Due to this range of asset types, we categorize the businesses in the Seaport segment into the following groups: Landlord Operations, Managed Businesses, the Tin Building, and Events and Sponsorships.

Strategic Developments

Our Strategic Developments segment consists of 18 development or redevelopment projects, including developments within our MPCs that will transition to Operating Assets upon completion and condominium towers at Ward Village. Many of these developments require extensive planning and expertise in large-scale and long-range development to maximize their highest and best uses. The strategic process is complex and unique to each asset and requires ongoing assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and necessary improvements to the area, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments, and obtain and commit sources of capital.

We are in various stages of predevelopment or execution of our strategic plans for many of these assets based on market conditions. As of December 31, 2023, seven properties are under construction and not yet placed into service. We generally obtain construction financing to fund a significant amount of the costs associated with developing these assets.

HHC 2023 FORM 10-K | 6

RISK FACTORS	Table of Contents Index to Financial Statements
Item 1A. Risk Factors

The risks and uncertainties described below are those that we deem currently to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. Our business, prospects, financial condition, or results of operations could be materially and adversely affected by the following:

RISKS RELATED TO OUR INDUSTRY, MARKET AND CUSTOMERS

Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the market value of the Company’s securities, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations.

A downturn in the housing market or decline in general economic conditions could adversely affect our business, financial condition, and operations.

We believe that new home sales are an important indicator of future demand for our superpad sites, lots, and condominium units. Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing, and interest rate levels. The prior economic downturn severely affected both the number of homes that could be sold in our MPCs and the prices for which homebuilders could sell them. We cannot predict when another economic downturn in the housing market will occur. If there were another economic downturn in the housing market or in general economic conditions, the resulting decline in demand for new homes and condominium units would likely have a material adverse effect on our business, financial condition, and results of operations.

Our condominium sales are sensitive to interest rates and the ability of consumers to obtain mortgage financing.

The ability of the ultimate buyers of condominiums to finance their purchases is generally dependent on their personal savings and availability of third-party financing. Consequently, the demand for condominiums could be adversely affected by increases in interest rates (which generally rose in 2022 and 2023), unavailability of mortgage financing, increasing housing costs, and unemployment levels. Levels of income and savings, including retirement savings, available to condominium purchasers can be affected by declines in the capital markets. Any significant increase in the mortgage interest rates or decrease in available credit could reduce consumer demand for housing, and result in fewer condominium sales, which may have an adverse effect on our business, financial condition, and results of operations.

Purchasers may default on their obligations to purchase condominiums.

We enter into contracts for the sale of condominium units that generally provide for the payment of a substantial portion of the sales price at closing when a condominium unit is ready to be delivered and occupied. A significant amount of time may pass between the execution of a contract for the purchase of a condominium unit and the closing thereof. The rate of defaults may increase from historical levels due to the personal finances of purchasers being negatively impacted as a result of changing macroeconomic and other conditions, including slow growth or recession, higher interest rates, high unemployment, inflation, and/or tighter credit. Defaults by purchasers to pay any remaining portions of the sales prices for condominium units under contract may have an adverse effect on our business, financial condition, and results of operations.

Downturn in tenants’ businesses may reduce our revenues and cash flows.

A tenant may experience a downturn in its business, due to a variety of factors including rising inflation or supply chain issues, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. The rate of defaults may increase from historical levels due to tenants’ businesses being negatively impacted by higher interest rates. In the event of default by a tenant, we may experience delays in enforcing our rights as the landlord and may incur substantial costs in protecting our investment.

HHC 2023 FORM 10-K | 7

RISK FACTORS	Table of Contents Index to Financial Statements
We may be negatively impacted by the consolidation or closing of anchor stores.

Many of our mixed-used properties are anchored by “big box” tenants. We could be adversely affected if these or other anchor stores were to consolidate, close, or enter into bankruptcy. Given the current economic environment for certain retailers, there is a heightened risk an anchor store could close or enter into bankruptcy. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor would likely reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect lease negotiations and current and future development projects.

We may be unable to renew leases or re-lease available space.

We cannot provide any assurance that existing leases will be renewed, available space will be re-leased, or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations at the affected properties could be adversely affected.

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

Many of the properties we own are located in the same or in a limited number of geographic regions, including Texas, Hawai‘i, Nevada, New York, and Maryland. In October 2021, we announced the launch of Teravalis, a new large-scale master planned community in the West Valley of Phoenix, Arizona. Our current and future operations at the properties in these states are generally subject to significant fluctuations by various factors that are beyond our control such as the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters, climate change and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants.

In addition, some of our properties are subject to various other factors specific to those geographic areas. For example, tourism is a major component of both the local economies in Hawai‘i and Nevada. Ward Village, which is located in Honolulu, Hawai‘i, and Summerlin, which is located in Las Vegas, Nevada, may be impacted by the local and global tourism industry. These properties are susceptible to many factors that affect travel and tourism related to Hawai‘i and Las Vegas, including cost and availability of air services and the impact of any events that disrupt air travel to and from these regions. Moreover, these properties may be affected by risks such as acts of terrorism and natural disasters, including major fires, floods, and earthquakes, as well as severe or inclement weather, which could also decrease tourism activity in Las Vegas or Hawai‘i.

HHC 2023 FORM 10-K | 8

RISK FACTORS	Table of Contents Index to Financial Statements
Further, Summerlin is to some degree dependent on the gaming industry, which could be adversely affected by changes in consumer trends and preferences and other factors over which we have no control. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes, and poker machines, many of which are located outside of Las Vegas. Furthermore, competition from internet lotteries, sweepstakes, and other internet-wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could negatively impact the population in the Las Vegas area.

Markets and the local economies surrounding our properties in Columbia, Maryland are heavily influenced by government spending and activity. A reduction of government spending in this market generally could decrease the demand for housing and retail space in this geographic region.

The Woodlands, The Woodlands Hills, and Bridgeland in the Houston, Texas region depend significantly on the energy sector. Our success depends to a large extent upon the business activity, population, income levels, employment trends, and real estate activity in and around Houston, Texas. In the event that oil prices fall and remain depressed for a sustained period, demand may decrease for housing and commercial space in The Woodlands, Bridgeland, and The Woodlands Hills.

Additionally, the success of Summerlin, our master planned community in Las Vegas, Nevada, and Teravalis, our new master planned community in the Phoenix, Arizona region, may be negatively impacted by changes in temperature due to climate change, increased stress on water supplies caused by climate change and population growth and other factors over which we have no control.

If any or all of the factors discussed above were to occur and result in our inability to sell or lease our residential and commercial property in any of these geographic regions, it would likely have a material adverse effect on our business, financial condition, and results of operations.

Our business model includes entering into joint venture arrangements with strategic partners, and our strategic partners may have different interests than us.

We currently have and intend to enter into additional joint venture partnerships. These joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition, and credibility or other competitive advantages. In the future, we may not have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in the locations where our properties are located, and who have the assets, reputation, or other characteristics that would optimize our development opportunities.

While we generally participate in making decisions for our jointly owned properties and assets, we might not always have the same objectives as the partner in relation to a particular asset, and we might not be able to formally resolve any issues that arise. In addition, actions by a partner may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreements, be contrary to our instructions or requests or result in adverse consequences. We cannot control the ultimate outcome of any decision made by our partners, which may be detrimental to our interests.

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

Real estate investments generally, and in particular large office and mixed-use properties like those that we develop and construct, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from the sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our business, financial condition, and results of operations.

Some of our properties are subject to potential natural or other disasters.
HHC 2023 FORM 10-K | 9

RISK FACTORS	Table of Contents Index to Financial Statements

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, earthquakes, and oil spills. We cannot predict the extent of damage that may result from such adverse weather events, which depend on a variety of factors beyond our control. Some of our properties, including Houston-area MPCs, Ward Village, and the Seaport are located in regions that could be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors. Additionally, adverse weather events can cause widespread property damage and significantly depress the local economies in which the Company operates and have an adverse impact on the Company’s business, financial condition, and operations.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INFRASTRUCTURE

Our MPC segment is highly dependent on homebuilders.

We are highly dependent on our relationships with homebuilders to purchase superpad sites and lots at our MPCs. Our business will be adversely affected if homebuilders do not view our MPCs as desirable locations for homebuilding operations or due to a change in demand, our inability to achieve certain pricing arrangements, or upon an overall decline in general market conditions. Also, some homebuilders may be unwilling or unable to close on previously committed lot purchases due to our failure to meet certain conditions in our agreements or otherwise. As a result, we may sell fewer lots and in certain instances suspend any of our MPC developments. This would result in lower land sales revenues, which could have an adverse effect on our financial position and results of operations.

The Seaport’s operational results are volatile, which could have an adverse effect on our financial position and results of operations.

The Seaport’s operational results are volatile. The increased volatility is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from our various managed businesses. We own, either wholly or through joint ventures, and in some instances operate several start-up businesses in the Seaport. As a result, the revenues and expenses of these businesses directly impact the net operating income of the Seaport, which could have an adverse effect on our financial position and results of operations. This is in contrast to our other retail properties where we generally receive lease payments from unaffiliated tenants and are not necessarily impacted by the operating performance of their underlying businesses.

We are exposed to risks associated with the development, redevelopment, or construction of our properties.

Our development, redevelopment, and construction activities expose us to risks such as:
–inability to obtain construction financing for the development or redevelopment of properties
–increased construction costs for a project that exceeded our original estimates due to increases in materials, labor, or other costs, which could make completion of the project less profitable because market rents or condominium prices may not increase sufficiently to compensate for the increased construction costs
–supply chain issues and increased difficulty for workforce recruitment which may lead to construction delays and increased project development costs
–claims for construction defects after a property has been developed
–poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely
–health and safety incidents and site accidents
–easement restrictions which may impact our development costs and timing
–compliance with building codes and other local regulations
–the inability to secure tenants necessary to support commercial projects

If any of the aforementioned risks were to occur during the development, redevelopment, or construction of our properties, it could have a substantial negative impact on the project’s success and result in a material adverse effect on our financial condition or results of operations.

Our development projects may subject us to certain liabilities.

We may hire and supervise third-party contractors to provide construction, engineering, and various other services for wholly owned development projects or development projects undertaken by real estate ventures in which we hold an equity interest. Certain of these contracts are structured such that we are the principal rather than the agent. As a result, we may assume liabilities in the course of the project and be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we have engaged.
HHC 2023 FORM 10-K | 10

RISK FACTORS	Table of Contents Index to Financial Statements

Adverse outcomes of disputes or litigation could negatively impact our business, results of operations, and financial condition, particularly if we have not limited the extent of the damages to which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants and condominium owners may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship or to protect our corporate brand. Acting as a principal may also mean that we pay a contractor before we have been reimbursed by our tenants or have received the entire purchase price of a condominium unit from the purchaser. This exposes us to additional risks of collection in the event of a bankruptcy, insolvency, or a purchaser default. The reverse can occur as well, where a contractor we have paid files for bankruptcy protection or commits fraud with the funds before completing a project which we have funded in part or in full.

For example, we are directly paying the costs to repair certain construction defects at the Waiea condominium tower in Ward Village and will seek to recoup these costs from the general contractor and other responsible parties. We have subsequently entered into a settlement agreement with the Waiea homeowners association pursuant to which we have agreed to pay for the repair. We believe the general contractor is ultimately responsible for the defects and as such, we should be entitled to recover our repair costs from the general contractor, other responsible parties and insurance proceeds; however, we can provide no assurances that all or any portion of these costs will be recovered. Total estimated cost related to the remediation is $155.4 million, inclusive of $16.1 million of additional anticipated costs recognized in 2023.

Cybersecurity risks and incidents, such as a breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners and personally identifiable information of our employees on our networks. The collection and use of personally identifiable information are governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to market our properties and services.

Additionally, we rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We own and manage some of these systems but also rely on third parties for a range of products and services. Any disruptions in or the failure of our own systems, or those managed by third parties, to operate as expected could adversely affect our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives.

The security measures that we and our vendors put in place cannot provide absolute security, and the information technology infrastructure we and our vendors use may be vulnerable to criminal cyber-attacks or data security incidents.

Any such incident could compromise our networks or our vendors’ networks (or the networks or systems of third parties that facilitate our business activities or our vendors’ business activities), and the information we or our vendors store could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to our assets, or other harm. Moreover, if a data security incident or breach affects our systems or our vendors’ systems, whether through a breach of our systems or a breach of the systems of third parties, or results in the unauthorized release of personally identifiable information, our reputation and brand could be materially damaged, and we may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with our vendors, or our vendors’ financial condition, may not allow us to recover all costs related to a cyber-breach for which they alone are responsible or for which we are jointly responsible for, which could result in a material adverse effect on our business, results of operations, and financial condition.

Like many companies, we and our third party vendors have been impacted by security incidents in the past and will likely experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. The rapid evolution and increased adoption of artificial intelligence technologies may also intensify our privacy and information security risks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, we have dedicated substantial additional resources of expense, labor, and time to
HHC 2023 FORM 10-K | 11

RISK FACTORS	Table of Contents Index to Financial Statements
strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems, or that any such incident will be discovered in a timely manner. Any failure in or breach of our information security systems, those of third-party service providers, or a breach of other third-party systems that ultimately impacts our operational or information security systems as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations.

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war, could adversely affect our business, financial condition, or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war. While we do not have any customer or direct supplier relationships in any of these countries, the current military conflicts and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary for construction. These conflicts have already resulted in significant volatility in oil and natural-gas prices worldwide. In addition, such events could cause higher interest rates, inflation, or general economic uncertainty, which could negatively impact our business partners, employees, or customers, or otherwise adversely impact our business.

Some of HHH’s directors are involved in other businesses including real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us.

Certain of HHH’s directors have and may in the future have interests in other real estate business activities and may have control or influence over these activities or may serve as investment advisors, directors, or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of HHH’s directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. The Code of Business Conduct and Ethics applicable to HHH’s directors expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the DGCL), that HHH’s non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify HHH of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities. If any potential business opportunity is expressly presented to a director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of the independent members of HHH’s board of directors.

Pershing Square will have the ability to influence HHH’s policies and operations and its interests may not in all cases be aligned with other stakeholders.

Pershing Square beneficially owns approximately 37.7% of HHH’s outstanding common stock as of December 31, 2023. Additionally, Mr. William Ackman, founder and chief executive officer of Pershing Square, is the chairman of HHH’s board of directors. Accordingly, Pershing Square will have the ability to influence our policies and operations, including the appointment of management, the incurrence or modification of debt by us, and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with other stakeholders’ interests.

RISKS RELATED TO THE SPINOFF AND OUR RELATIONSHIP WITH SEAPORT ENTERTAINMENT

The spinoff of Seaport Entertainment into an independent publicly traded company may not be completed on the currently contemplated timeline, or at all, and we may not achieve some or all of the spinoff’s expected benefits.

On October 5, 2023, HHH announced its intent to form a new division, Seaport Entertainment, that is expected to include our entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan and the Las Vegas Aviators Triple-A Minor League Baseball team, as well as our 25% ownership stake in Jean-Georges Restaurants and other partnerships and our 80% interest in the air rights above the Fashion Show Mall in Las Vegas. HHH is
HHC 2023 FORM 10-K | 12

RISK FACTORS	Table of Contents Index to Financial Statements
establishing Seaport Entertainment with the intent of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur.

Completion of the spinoff is subject to the satisfaction of certain conditions, including obtaining final approvals from HHH’s board of directors; the completion of the transfer of assets and liabilities to Seaport Entertainment in accordance with the separation and distribution agreement; due execution and delivery of the agreements relating to the spinoff; no order, injunction, or decree issued by any court of competent jurisdiction or other legal restraint or prohibition in effect preventing the consummation of the spinoff, the distribution, or any of the related transactions; acceptance for listing on a national stock exchange of the Seaport Entertainment shares to be distributed, subject to official notice of distribution; and no other event or development having occurred or being in existence that, in the judgment of our board of directors, in its sole discretion, makes it inadvisable to effect the spinoff. The spinoff is complex in nature, and unanticipated developments or changes, including changes in the law, macroeconomic environment, and competitive conditions of our markets, the uncertainty of the financial markets, and challenges in executing the spinoff, could delay or prevent the completion of the spinoff or cause the spinoff to occur on terms or conditions that are different or less favorable than expected.

Whether or not HHH completes the spinoff, our ongoing business may face material challenges in connection with the spinoff, including, but not limited to:
–uncertainty about the effect of the spinoff on our employees and third parties with whom we conduct business, which may impair our ability to retain and motivate key personnel and could cause such third parties to defer or decline entering into contracts with us or seek to change existing business relationships with us
–foreseen and unforeseen costs and expenses that we will incur in connection with the spinoff, including accounting, tax, legal, and other professional services costs
–potential negative reactions from the financial markets if HHH fails to complete the spinoff in its currently intended form, within the anticipated timeframe or at all

If HHH does complete the spinoff, the anticipated benefits may not be achieved, may be delayed, or may be less advantageous than anticipated for a variety of reasons, including that the actions required to separate the companies’ respective businesses could disrupt each company’s operations; following the spinoff, each company may be more susceptible to market fluctuations and other adverse events than if the companies were still combined; and following the spinoff the companies’ businesses will be less diversified than the combined businesses prior to the spinoff.

Seaport Entertainment may fail to perform its obligations under various transaction agreements that will be executed as part of the spinoff.

The separation and distribution agreement and other agreements HHH intends to enter into in connection with the spinoff will determine the allocation of assets and liabilities between us and Seaport Entertainment following the spinoff and will include any necessary indemnifications related to liabilities and obligations. We will rely on Seaport Entertainment after the spinoff to satisfy its performance and payment obligations under these agreements. If Seaport Entertainment is unable to satisfy these obligations, including its indemnification obligations, we could incur operational difficulties or losses that could have an adverse effect on our business, financial condition, and results of operations.

After the spinoff, certain HHC executive officers and directors may have actual or potential conflicts of interest because of their equity interests in Seaport Entertainment.

Because of their current or former positions with the Company, certain HHC executive officers and directors are expected to own equity interests in Seaport Entertainment. Their ownership of shares of common stock of Seaport Entertainment could create, or create the appearance of, potential conflicts of interest if we and Seaport Entertainment face decisions that could have implications for both companies after the spinoff.

If the distribution fails to qualify as a distribution under Section 355 of the Internal Revenue Code of 1986, as amended (the Code), HHH and its shareholders could incur significant adverse tax consequences.

The distribution is conditioned upon, among other things, our receipt of an opinion of Latham & Watkins LLP, tax counsel to HHH, regarding the qualification of the distribution as a distribution under Section 355 of the Code. There is no administrative or judicial authority that directly addresses facts that are substantially similar to those of the distribution, and the opinion of tax counsel is therefore not free from doubt. Moreover, the opinion of tax counsel will be based on, among other things, certain factual assumptions, representations, and undertakings from Seaport Entertainment and HHH, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these factual assumptions, representations, or undertakings is incorrect or not satisfied, HHH may not be able to rely on the opinion, and HHH and its shareholders could be subject to significant adverse U.S. federal income tax consequences. In addition, the opinion of tax counsel will not be binding on the U.S. Internal Revenue Service (the IRS) or the courts, and, notwithstanding the opinion of tax counsel, the IRS could determine that the distribution does not so qualify or that
HHC 2023 FORM 10-K | 13

RISK FACTORS	Table of Contents Index to Financial Statements
the distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution.

If the distribution is ultimately determined not to qualify as a distribution under Section 355 of the Code, the distribution could be treated as a taxable disposition of common shares of Seaport Entertainment by HHH and as a taxable dividend or capital gain to its shareholders for U.S. federal income tax purposes. In such case, HHH and its shareholders that are subject to U.S. federal income tax could incur significant adverse U.S. federal income tax consequences.

FINANCIAL RISKS

Our indebtedness and changing interest rates could adversely affect our business, prospects, financial condition, or results of operations and prevent us from fulfilling our obligations under our Senior Notes and Loan Agreements.

As of December 31, 2023, our total consolidated debt was approximately $5.3 billion of which $2.1 billion was recourse to the Company or one of its subsidiaries. In addition, as of December 31, 2023, we have $69.3 million of recourse guarantees associated with undrawn financing commitments. As of December 31, 2023, our proportionate share of the debt of our unconsolidated ventures was $134.9 million based upon our economic interest. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo.

Subject to the limits contained in the indentures governing the $475 million Bridgeland Notes due 2026, the $750 million 5.375% senior notes due 2028, the $650 million 4.125% senior notes due 2029, and the $650 million 4.375% senior notes due 2031 (collectively, the Senior Notes), and any limits under our other debt agreements, we may need to incur substantial additional indebtedness from time to time, including project indebtedness for developments by our subsidiaries. If we incur additional indebtedness or experience an adverse change in interest rates, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including:
–making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Notes and Loan Agreements
–limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy, or finance other general corporate requirements
–requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited, which may adversely impact sales prices
–requiring a substantial portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends, and other general corporate purposes
–increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given that certain indebtedness bears interest at variable rates
–limiting our ability to capitalize on business opportunities, reinvest in and develop properties, and to react to competitive pressures and adverse changes in government regulations
–placing us at a disadvantage compared to other less leveraged competitors, if any
–limiting our ability, or increasing the costs, to refinance indebtedness
–resulting in an event of default if we fail to satisfy our obligations under our indebtedness, which default could result in all or part of our indebtedness becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt

The indentures governing our Senior Notes, the Loan Agreements and our other debt agreements contain restrictions that may limit our ability to operate our business.

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
–pay dividends on, redeem, or repurchase capital stock or make other restricted payments
–make investments
–incur obligations that restrict the ability of our subsidiaries to make dividend or other payments to us
HHC 2023 FORM 10-K | 14

RISK FACTORS	Table of Contents Index to Financial Statements
–consolidate, merge, or transfer all, or substantially all, of our assets
–enter into or amend lease or other agreements or transactions without consent
–substitute collateral, if applicable, due to product and geographic concentrations
–enter into transactions with our affiliates
–create or designate unrestricted subsidiaries

Additionally, certain of our debt agreements also contain various restrictive covenants, including minimum net worth requirements, maximum payout ratios on distributions, minimum debt yield ratios, minimum fixed charge coverage ratios, minimum interest coverage ratios and maximum leverage ratios. The restrictions under the indentures and/or other debt agreements could limit our ability to finance our future operations or capital needs, make acquisitions, or pursue available business opportunities.

We may be required to take action to reduce our debt or act in a manner inconsistent with our business objectives and strategies to meet such ratios and satisfy the covenants in our debt agreements. Events beyond our control, such as changes in economic and business conditions, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our debt agreements, and we cannot provide any assurance that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our debt agreements would likely result in a default under such debt agreements, which may accelerate the principal and interest payments of the debt and, if such debt is secured, result in the foreclosure on certain of our assets that secure such debt. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our debt agreements also would prevent us from borrowing additional money under such agreements that include revolving credit facilities. A default under any of our debt agreements could, in turn, result in defaults under other obligations and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any. Any such defaults could materially impair our financial condition and liquidity. In addition, if the lenders under any of our debt agreements or other obligations accelerate the maturity of those obligations, we cannot assure that we will have sufficient assets to satisfy our obligations under the notes or our other debt.

We may be unable to develop and expand our properties without sufficient capital or financing.

Our business objective includes the development and redevelopment of our properties, particularly those in our Strategic Developments segment, which we may be unable to do if we do not have, cannot obtain, or cannot generate sufficient capital from MPC land sales or operations, debt capital from lenders or the capital markets, or government incentives, such as tax increment financing, to proceed with planned development, redevelopment, or expansion activities. We may be unable to access or acquire financing due to the market volatility and uncertainty. We may be unable to obtain an anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment, or expansion. We may abandon redevelopment or expansion activities already underway that we are unable to complete due to the inability to secure additional capital to finance such activities. This may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion, or reinvestment projects are unsuccessful, the investment in such projects may not be recoverable, in full or in part, from future operations or sale resulting in impairment charges.

The Company's parent holding company, Howard Hughes Holdings Inc., is dependent on the operations and funds of the Company.

The Company’s parent holding company, HHH, has no business operations of its own, and HHH’s only significant assets are the outstanding equity interests of its subsidiaries, including the Company. As a result, HHH relies on cash flows from its subsidiaries, including the Company to meet its financial obligations, including to service any debt obligations that HHH may incur from time to time in the future. Legal and contractual restrictions in agreements governing future indebtedness of the Company, as well as the Company’s financial condition and future operating requirements, may limit the Company’s ability to distribute cash to HHH. If the Company is limited in its ability to distribute cash to HHH, or if the earnings or other available assets of the Company and HHH’s other subsidiaries are not sufficient to pay distributions or make loans to HHH in the amounts or at the times necessary for HHH to meet its financial obligations, then HHH may take actions with respect to the Company that may materially adversely affect the business, financial condition, cash flows, results of operations, and reputation of the Company. Further, the Company does not have control over HHH’s business decisions, and HHH is under no obligation to adopt a business strategy that is favorable to the Company.

We are subject to risks associated with hedging arrangements.

We enter into interest rate swap agreements and other interest rate hedging contracts, including caps and cash settled forward starting swaps, to mitigate or reduce our exposure to interest rate volatility, or to satisfy lender requirements. These agreements expose us to additional risks, including a risk that counterparties of these hedging and swap agreements will not perform. There also could be significant costs and cash requirements involved to fulfill our obligations
HHC 2023 FORM 10-K | 15

RISK FACTORS	Table of Contents Index to Financial Statements
under a hedging agreement. In addition, our hedging activities may not have the desired beneficial impact on interest rate exposure and have a negative impact on our business, financial condition, and results of operations.

We may not realize the value of our tax assets.

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a change in control. As of December 31, 2023, we have approximately $51.7 million of federal net operating loss carryforwards. If certain change in control events were to occur, the cash flow benefits we might otherwise have received could be decreased.

Inflation has adversely affected us and may continue to adversely affect us by increasing costs beyond what we can recover through price increases.

The U.S. economy has experienced an increase in inflation recently. Inflation can adversely affect us by increasing costs of land, materials, and labor, which we have experienced in recent years due to higher inflation rates. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects price increases may have in the future. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for homes in our MPCs and demand for our condominium projects, and our ability to refinance existing indebtedness on favorable terms, or at all, due to higher borrowing costs. In an inflationary environment, depending on the homebuilding industry and other economic conditions, we may be precluded from raising land prices enough to keep up with the rate of inflation, which could significantly reduce our profit margins. In recent years we have been experiencing increases in the prices of labor and materials above the general inflation rate. Our inability to offset increasing costs due to inflation through price increases to customers could have a material adverse effect on our results of operations, financial conditions, and cash flows.

Some potential losses are not insured.

We carry comprehensive liability, fire, flood, earthquake, terrorism, extended coverage, and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. If this happens, we might remain obligated for any mortgage debt or other financial obligations related to the property.

REGULATORY, LEGAL AND ENVIRONMENTAL RISKS

Our development, construction, and sale of condominiums are subject to state regulations and may be subject to claims from the condominium owner’s association at each project.

A portion of our business is dedicated to the development and sale of condominiums. Condominiums are generally regulated by an agency of the state in which they are located or where the condominiums are marketed to be sold. In connection with our development and offering of condominium units for sale, we must submit regulatory filings to various state agencies and engage in an entitlement process by which real property owned under one title is converted into individual units. Responses or comments on our condominium filings may delay our ability to sell condominiums in certain states and other jurisdictions in a timely manner, or at all. Further, we will be required to transfer control of a condominium association’s board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of units to third-party owners. Transfer of control can result in claims with respect to deficiencies in operating funds and reserves, construction defects, and other condominium-related matters by the condominium association and/or third-party condominium unit owners. Any material claims in these areas could negatively affect our reputation in condominium development and ultimately have a material adverse effect on our business, financial condition, and results of operations.

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
HHC 2023 FORM 10-K | 16

RISK FACTORS	Table of Contents Index to Financial Statements
challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek and can be expected to materially affect our development activities.

Government regulations and legal challenges may delay the start or completion of the development of our communities, increase our expenses, or limit our homebuilding or other activities.

Various local, state, and federal statutes, ordinances, rules, and regulations concerning building, health and safety, site and building design, environment, zoning, sales, and similar matters apply to and/or affect the real estate development industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state, and local policies, rules, and regulations, and their interpretations and application.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities. These measures may reduce our ability to open new MPCs and to build and sell other real estate development projects in the affected markets, including with respect to land we may already own, and create additional costs and administration requirements, which in turn may harm our future sales, margins, and earnings.

Governmental regulation affects not only construction activities but also sales activities, mortgage lending activities, and other dealings with consumers. Further, government agencies routinely initiate audits, reviews, or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

We may be subject to increased compliance costs to comply with new and contemplated government regulations relating to energy standards and climate change.

A variety of legislation is being enacted, or considered for enactment, at the federal, state, and local levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges, and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and to make compliance more costly. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building MPCs and the sale price to our buyers and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.

Energy-related initiatives affect a wide variety of companies throughout the U.S. and the world. Because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, energy-related initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related taxes and regulations. Noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations, and other sanctions.

We may be subject to potential costs to comply with environmental laws.

Future development opportunities may require additional capital and other expenditures to comply with laws and regulations relating to the protection of the environment. Under various federal, state, or local laws, ordinances, and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other federal, state, and local laws, ordinances, and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal
HHC 2023 FORM 10-K | 17

RISK FACTORS	Table of Contents Index to Financial Statements
and state laws also regulate the operation and removal of underground storage tanks. In connection with our ownership, operation, and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

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

The Americans with Disabilities Act of 1990, as amended (ADA), requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Other federal, state, and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Noncompliance with the ADA or similar or related laws or regulations could result in the U.S. government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our business, financial condition, and results of operations.

Catastrophic events, including climate change, may adversely affect our business.

As a result of climate change, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, many state and local governments are adopting or considering adopting regulations requiring that property owners and developers include in their development or redevelopment plans resiliency measures to address climate-change related risks. We may be required to incur substantial costs if such regulations apply to any of our properties. Additionally, COVID-19 disrupted our business and a resurgence of it, or another pandemic, could have a material adverse effect on our business, financial performance and condition, operating results, and cash flows, and could materially adversely impact and cause disruption to, our business, financial performance and condition, operating results, and cash flows.

Water and electricity shortages could have an adverse effect on our business, financial condition, and results of operations.

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

As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules.

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

Future terrorist attacks in the U.S. or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult to renew or re-lease
HHC 2023 FORM 10-K | 18

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

Item 1B.  Unresolved Staff Comments
None.

HHC 2023 FORM 10-K | 19

CYBERSECURITY	Table of Contents Index to Financial Statements
Item 1C.  Cybersecurity
Risk Management and Strategy Our cybersecurity program is an enterprise-wide, risk-based program that is designed to support the security, confidentiality, integrity, and availability of our systems and information. We conduct periodic assessments of the cybersecurity program to identify and manage material cybersecurity threats and risks using internal teams and independent third parties. The assessment results are used to develop appropriate cybersecurity controls best practices and risk mitigation strategies, which are then implemented throughout the Company.

We rely on our systems and networks to support our business activities. As some of these networks and systems are managed by third parties, our cybersecurity program also includes evaluation and monitoring of cybersecurity risks associated with its use of third-party service providers. We also leverage third-party experts and vendors to help manage our cybersecurity program, audit the effectiveness of our existing cybersecurity controls, and make recommendations for improvements and best practices. We utilize a Managed Detection and Response service that provides threat intelligence, technology, and specialist expertise to protect our systems and networks from cyber threats. We require all third parties with access to our information systems or data to maintain industry standard cybersecurity programs and to report actual or suspected security incidents to us.

We employ a range of tools and strategies to mitigate cybersecurity risks, regularly testing them for effectiveness. Additionally, we continuously assess and improve our cybersecurity stance by conducting vulnerability scans, internal and external network penetration tests, and by integrating threat intelligence updates. We also have specific tools to provide real time, continuous monitoring and protection of our endpoints. To the extent that our proactive monitoring and testing identifies weakness in our cybersecurity readiness, these weaknesses are tracked and remediated as part of our cybersecurity program. Our employees receive security awareness training on an annual basis and are subjected to phishing training and phishing tests throughout the year. Annually, we perform tabletop exercises to test our cybersecurity incident response plan that is kept within our written information security program (WISP). Our cybersecurity program is aligned with industry standards and best practices such as the National Institute of Standards and Technology Cybersecurity Framework.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, along with all companies of a similar size, we face common cybersecurity threats. These threats include ransomware and denial-of-service, including sophisticated attacks from criminal ransomware groups and nation state actors. Our customers, supply-chain providers, and subcontractors face similar cybersecurity threats, and an incident impacting us or any of these entities could materially adversely affect our business operations.

Governance Management is responsible for measuring and managing cybersecurity risk, specifically the prevention, mitigation, detection, and remediation of cybersecurity incidents as well as the Company’s overall information security strategy, policy, and operations. The cybersecurity program is executed by the Company’s Senior Vice President of IT Governance, Risk, and Compliance, who has over 15 years of cybersecurity experience in overseeing and managing cybersecurity risk. He is also responsible for maintaining and, in the event of an actual suspected security incident, executing the Company’s WISP.

HHH’s Board of Directors recently formed a technology committee (the Technology Committee) to assume governance and oversight of our cybersecurity program from HHH’s Audit Committee. This includes reviewing the cybersecurity program’s strategy and effectiveness, the cybersecurity landscape and emerging threats, and reports from any cybersecurity events. The Technology Committee also oversees cybersecurity and digital strategy and, whenever necessary, will communicate with, or advise management to consult with, the HHH Audit Committee regarding technology, digital, and other innovation-related matters that relate to or affect the Company’s internal control systems. The Technology Committee will actively participate in strategic cybersecurity decisions and will be responsible for approving major initiatives. Management will provide updates to the Technology Committee on a quarterly basis and will continue to provide updates to the full Board of Directors on an annual basis. When appropriate, the Technology Committee will inform HHH’s Board of Directors on important matters. Furthermore, HHH’s Board of Directors would be notified in accordance with the Company’s incident response plan, of any suspected cyber incidents that may have at least a moderate business impact on the Company.
HHC 2023 FORM 10-K | 20

PROPERTIES	Table of Contents Index to Financial Statements
Item 2.  Properties

Our corporate headquarters are located in The Woodlands, Texas. We also maintain offices at certain of our properties nationwide, including Honolulu, Hawai‘i; New York, New York; Columbia, Maryland; Las Vegas, Nevada; and Scottsdale, Arizona. We believe our present facilities are sufficient to support our operations.

OPERATING ASSETS

In our Operating Assets segment, we own a variety of asset types including approximately 8.8 million square feet of retail and office properties, 5,587 wholly and partially owned multi-family units, and wholly and partially owned other properties and investments. Our assets in this segment are primarily located in and around Houston, Texas (The Woodlands and Bridgeland); Columbia, Maryland (Columbia); Las Vegas, Nevada (Summerlin); and Honolulu, Hawai‘i (Ward Village).

The following table summarizes certain metrics of our office assets within our Operating Assets segment as of December 31, 2023:

Office Assets		Rentable Square Feet	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built / Acquired / Redeveloped
The Woodlands
Creekside Park Medical Plaza	(c)	32,689	—%	$—	$—	$—	$—	2022
One Hughes Landing		200,639	65%	3,436	27.03	5,165	40.63	2013
Two Hughes Landing		197,950	87%	4,353	25.15	6,714	38.80	2014
Three Hughes Landing		321,649	96%	7,702	28.43	11,670	43.08	2016
1725 Hughes Landing Boulevard		339,608	58%	4,815	24.55	7,051	35.95	2015
1735 Hughes Landing Boulevard		318,237	100%	8,202	25.77	12,607	39.62	2015
2201 Lake Woodlands Drive		22,259	100%	470	21.13	878	39.45	2011
Lakefront North		258,058	98%	7,069	28.00	11,356	44.97	2018
8770 New Trails	(d)	180,000	100%	—	—	—	—	2020
9303 New Trails		98,283	42%	874	21.20	1,454	35.27	2011
3831 Technology Forest Drive		97,360	100%	2,444	25.10	3,710	38.10	2014
3 Waterway Square		227,617	91%	5,085	27.47	7,833	42.32	2013
4 Waterway Square		217,952	90%	4,867	26.93	7,524	41.64	2011
The Woodlands Towers at The Waterway	(e)	1,395,599	96%	37,388	30.47	56,297	45.88	2019
1400 Woodloch Forest		94,276	84%	2,493	31.98	2,691	34.51	2011
		4,002,176
Columbia
Merriweather Row	(f)	925,584	79%	18,336	26.37	18,893	27.17	2012 / 2014
Columbia Office Properties		67,066	83%	1,319	23.77	1,602	28.85	2004 / 2007
One Mall North		99,806	49%	1,444	29.49	1,594	32.56	2016
One Merriweather		209,959	100%	8,222	39.16	8,583	40.88	2017
Two Merriweather		124,639	94%	4,000	36.88	4,168	38.43	2017
6100 Merriweather		326,237	98%	8,182	36.19	8,432	37.30	2019
		1,753,291
Summerlin
Aristocrat	(d)	181,534	100%	—	—	—	—	2018
1700 Pavilion		265,898	90%	4,648	35.46	4,648	35.46	2022
One Summerlin		207,292	87%	7,694	43.24	7,953	44.70	2015
Two Summerlin		147,139	100%	5,542	37.67	5,940	40.37	2018
		801,863
Total		6,557,330
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2023, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2023, divided by the average occupied square feet.
(b)Effective Annual Rent includes base minimum rent and common area maintenance recovery revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.
(c)Creekside Park Medical Plaza was placed in service during the fourth quarter of 2022 and had no executed leases. Subsequent to year end, the Company completed the sale of this property for $14.0 million. As such, Annualized Base Rent and Effective Annual Rent are not applicable.
(d)These properties are build-to-suit projects entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.
(e)The Woodlands Towers at the Waterway includes 1201 Lake Robbins and 9950 Woodloch Forest.
(f)In 2023, the Company rebranded Merriweather Row (formerly 10 - 70 Columbia Corporate Center).

HHC 2023 FORM 10-K | 21

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes certain metrics of our retail properties within the Operating Assets segment as of December 31, 2023, and does not include any retail square footage in our multi-family assets:

Retail Properties		Rentable Square Feet	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built / Acquired / Redeveloped
The Woodlands
Creekside Park West		72,976	97%	$1,954	$29.70	2019
Hughes Landing Retail		125,709	100%	4,035	36.23	2015
1701 Lake Robbins		12,376	100%	533	43.05	2014
20/25 Waterway Avenue		51,543	100%	1,544	38.41	2011
Waterway Square Retail		21,513	100%	849	39.55	2011
		284,117
Bridgeland
Lakeland Village Center at Bridgeland		67,947	92%	1,845	33.01	2016

Columbia
Color Burst Park Retail	(b)(c)	12,410	100%	—	—	2020
Rouse Building	(b)	89,199	100%	2,778	31.15	2014
		101,609
Summerlin
Downtown Summerlin	(d)	803,145	96%	24,329	31.85	2014 / 2015

Ward Village
Ward Village Retail - Pending Redevelopment		356,724	91%	7,848	24.06	2002
Ward Village Retail - New or Renovated		500,015	94%	21,310	45.25	2012 - 2023
		856,739

Total		2,113,557
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2023, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2023, divided by the average occupied square feet.
(b)In 2023, the Company rebranded Color Burst Park Retail (formerly Merriweather District Area 3 Retail) and Rouse Building (formerly Columbia Regional Building).
(c)Color Burst Park Retail is comprised of two buildings and each is entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.
(d)Excludes 381,767 square feet of anchors and 39,700 square feet of additional office space above our retail space.

HHC 2023 FORM 10-K | 22

PROPERTIES	Table of Contents Index to Financial Statements
The following tables summarize certain metrics of our multi-family Operating Assets as of December 31, 2023:

Multi-family Assets		Ownership %	Units	Retail Square Feet	% Units Leased	Average Monthly Rate	Average Monthly Rate Per Square Foot	Year Built / Acquired / Redeveloped
The Woodlands
Creekside Park		100%	292	—	95%	$1,806	$1.84	2018
Creekside Park The Grove		100%	360	—	95%	1,806	1.84	2021
Millennium Six Pines		100%	314	—	93%	2,030	2.11	2016
Millennium Waterway		100%	393	—	97%	1,767	1.96	2012
One Lakes Edge		100%	390	22,971	95%	2,267	2.29	2015
Two Lakes Edge		100%	386	11,415	94%	2,861	2.87	2020
The Lane at Waterway		100%	163	—	94%	2,597	2.36	2020

Bridgeland
Lakeside Row		100%	312	—	96%	1,869	1.90	2019
Starling at Bridgeland		100%	358	—	94%	2,001	2.05	2022
Wingspan	(a)	100%	263	—	15%	2,511	2.01	2023

Columbia
Juniper		100%	382	55,677	96%	2,206	2.47	2020
Marlow		100%	472	32,607	57%	2,078	2.66	2022
The Metropolitan		50%	380	13,591	95%	2,319	2.45	2015
TEN.m.flats		50%	437	28,026	97%	2,232	2.51	2018

Summerlin
Constellation		100%	124	—	87%	2,564	2.29	2017
Tanager		100%	267	—	96%	2,474	2.54	2019
Tanager Echo		100%	294	—	21%	2,652	3.03	2023
Total			5,587	164,287
(a)Wingspan, our first single-family rental community in Bridgeland, welcomed its first residents in October 2023. As of December 31, 2023, 28% of the property has been placed in service, with an additional 35% being placed in service in January 2024. The remaining 37% is expected to be placed in service in the second quarter of 2024.

The following tables summarize certain metrics of our other Operating Assets as of December 31, 2023:

Other Assets	Ownership %	Asset Type	Size	% Leased	Year Built / Acquired / Redeveloped
The Woodlands
Hughes Landing Daycare	100%	Daycare	10,000 sq ft	100%	2019
Houston Ground Leases	100%	Ground lease	N/A	N/A	Various
Stewart Title of Montgomery County, TX	50%	Title Company	N/A	N/A	—
Woodlands Sarofim	20%	Industrial	129,790 sq ft	84%	late 1980's
The Woodlands Warehouse	100%	Warehouse	125,801 sq ft	100%	2019

Summerlin
Hockey Ground Lease	100%	Ground lease	N/A	N/A	2017
Las Vegas Aviators	100%	Minor League Baseball Team	N/A	N/A	2017
Las Vegas Ballpark	100%	Ballpark	N/A	N/A	2019
Summerlin Hospital Medical Center	5%	Hospital	N/A	N/A	1997

Ward Village
Kewalo Basin Harbor	100%	Marina	55 acres	N/A	2019

Other
Parking Garages (a)	100%	Garage	9,184 spaces	N/A	Various
(a)Includes parking garages in The Woodlands, Columbia, and Ward Village.

HHC 2023 FORM 10-K | 23

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes our Operating Assets segment lease expirations:

$ in thousands
Year	Number of Expiring Leases (a)	Total Square Feet Expiring	Total Annualized Base Rent Expiring	% of Total Annual Gross Rent Expiring
2024	96	519,920	$20,616	5.3%
2025	161	928,431	43,664	11.3%
2026	109	553,655	23,463	6.1%
2027	77	902,884	38,148	9.9%
2028	71	583,446	28,340	7.3%
2029	76	599,875	29,196	7.6%
2030	37	613,838	31,556	8.2%
2031	37	381,187	20,275	5.3%
2032	30	1,143,715	61,314	15.9%
2033	37	595,768	31,770	8.2%
2034+	86	1,228,659	57,272	14.9%
Total	817	8,051,378	$385,614	100.0%
(a)Excludes leases with an initial term of 12 months or less.

HHC 2023 FORM 10-K | 24

PROPERTIES	Table of Contents Index to Financial Statements

MASTER PLANNED COMMUNITIES

Our MPCs are located in and around Houston, Texas; Las Vegas, Nevada; and Phoenix, Arizona and are summarized in the following table as of December 31, 2023:

		Total Gross	Approx. No.	Remaining Saleable Acres		Average Price Per Acre (thousands) (b)		Projected Community Sell-Out Date		Projected Cash Margin (c)
Community	Location	Acres (a)	Residents	Residential	Commercial	Residential	Commercial	Residential	Commercial	Residential
Bridgeland	Cypress, TX	11,506	23,000	1,671	1,055	$501	$752	2035	2046	78%
Summerlin	Las Vegas, NV	22,500	127,000	2,462	551	1,309	1,176	2043	2039	80%
Teravalis	Phoenix, AZ	33,810	—	15,804	10,531	751	206	2086	2086	39%
The Woodlands (d)	The Woodlands, TX	28,545	123,000	35	725	1,923	950	2026	2034	97%
The Woodlands Hills	Conroe, TX	2,055	2,700	691	167	346	532	2030	2033	89%
Total		98,416	275,700	20,663	13,029

Floreo (e)	Phoenix, AZ	3,029	—	861	457	779	151	2032	2035	53%
(a)Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels, and non-saleable areas such as roads, parks and recreation areas, conservation areas, and parcels acquired during the year.
(b)Average Price Per Acre is the uninflated weighted-average land value per acre, which reflects current market values being attained by the Company on current projects or at new projects based on third-party market data.
(c)Projected cash gross margin represents the net cash margin expected to be received in the future and includes all future projected revenues less all remaining future projected cash development costs. The projected cash gross margin does not include remaining historical development costs incurred to date. Gross margin for each MPC may vary from period to period based on the locations of the land sold and the related costs associated with developing the land sold.
(d)The Woodlands residential land development is nearing completion.
(e)The Company owns a 50% interest in this unconsolidated venture, however the data above is presented at 100%. See below for additional detail.

The Summit

Within our Summerlin MPC, an exclusive luxury community named The Summit is being developed and managed through a joint venture with Discovery Land Company (Discovery), a leading developer of luxury communities and private clubs. The original 555-acre community is nearing completion and consists of approximately 270 homes including 32 condominiums. In 2022, the Company contributed an additional 54 acres to The Summit adjacent to the existing Summit community to develop approximately 28 custom home sites. See Item 7. Management’s Narrative Analysis of Results of Operations and Note 2 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further details.

Floreo

Floreo, the first village to be developed in our Teravalis MPC, will be developed and managed through a 50% joint venture. The 3,029-acre village is located in the greater Phoenix, Arizona area and is expected to consist of approximately 5,000 residential lots, commercial sites, as well as a planned business park. The first Floreo land sales were contracted as of December 31, 2023, and are expected to close in the first quarter of 2024. See Item 7. Management’s Narrative Analysis of Results of Operations and Note 2 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further details.
HHC 2023 FORM 10-K | 25

PROPERTIES	Table of Contents Index to Financial Statements

SEAPORT

The Seaport, located on the East River in Lower Manhattan, encompasses several city blocks (inclusive of Historic Area/Uplands, Pier 17, Tin Building, and the 250 Water Street development) and totals approximately 472,000 square feet of innovative culinary, entertainment, and cultural experiences.

The following table summarizes certain metrics of the Seaport as of December 31, 2023:

$ in thousands		Landlord Operations (a)	Landlord Operations - Multi-family (b)			Managed Businesses (c)	Tin Building (d)	Events and Sponsorships (e)	Total
Rentable Square Feet / Units
Total square feet / units		342,674	13,000	/	21	51,458	53,783	24,577
Leased square feet / units	(f)	201,223	—	/	21	45,846	53,783	24,577
% Leased	(f)	59%	—%	/	100%	89%	100%	100%

Development
Development costs incurred	(g)	$ 567,414	$ —			$ —	$ 201,579	$ —	$768,993
(a)Landlord Operations represents physical real estate in the Historic District and Pier 17 developed and owned by HHH and leased to third parties.
(b)Landlord Operations - Multi-family represents 85 South Street which includes base-level retail in addition to residential units.
(c)Managed Businesses represents retail and food and beverage businesses in the Historic District and Pier 17 that HHH owns, either wholly or through joint ventures, and operates, including through license and management agreements.
(d)The Company owns 100% of the Tin Building and leases 100% of the space to the Tin Building by Jean-Georges joint venture, in which the Company has an equity ownership interest.
(e)Events and Sponsorships includes private events, catering, sponsorships, concert series, and other rooftop activities.
(f)The square footage and percent leased for Landlord Operations includes agreements with terms of less than one year.
(g)Development costs incurred are shown net of insurance proceeds of approximately $64.7 million and excludes any impact related to the Seaport impairment recognized in 2023. Refer to Note 4 - Impairment in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional detail.

HHC 2023 FORM 10-K | 26

PROPERTIES	Table of Contents Index to Financial Statements

STRATEGIC DEVELOPMENTS

We continue to plan, develop, and hold or seek development rights for unique properties primarily in Ward Village, The Woodlands, Bridgeland, Summerlin, Columbia, and Teravalis. We continue to execute our strategic plans for developing several of these assets with construction either actively underway or pending. Strategic Developments are transferred into our Operating Assets segment when the asset is placed in service.

The following table summarizes our Strategic Developments projects under construction as of December 31, 2023:

$ in thousands	Asset Type	Location	Size (a)	Total Estimated Cost (b)	Estimated Completion	Estimated Stabilization Date
Strategic Developments Under Construction
Columbia
10285 Lakefront Medical Office (c)	Office	Columbia, MD	86,000 sq ft	$49,930	Q2 2024	2027

Summerlin
Meridian (c)	Office	Las Vegas, NV	147,000 sq ft	55,459	Q1 2024	2027
Summerlin Grocery Anchored Center	Retail	Las Vegas, NV	67,000 sq ft	46,372	Q3 2024	2027

The Woodlands
1 Riva Row	Multi-Family	The Woodlands, TX	268 units	155,997	2025	2028

Ward Village
Under Construction
The Park Ward Village	Condominium	Honolulu, HI	545 units / 26,800 sq ft	605,150	2026	N/A
Ulana Ward Village	Condominium	Honolulu, HI	696 units / 32,100 sq ft	402,914	2025	N/A
Victoria Place	Condominium	Honolulu, HI	349 units	511,343	Q4 2024	N/A
Completed and Sold Out
‘A‘ali‘i	Condominium	Honolulu, HI	750 units / 11,175 sq ft	394,908	Completed	N/A
Ae‘o	Condominium	Honolulu, HI	465 units / 70,800 sq ft	430,737	Completed	N/A
Anaha	Condominium	Honolulu, HI	317 units / 16,048 sq ft	403,974	Completed	N/A
Ke Kilohana	Condominium	Honolulu, HI	423 units / 28,386 sq ft	218,406	Completed	N/A
Kō'ula	Condominium	Honolulu, HI	565 units / 36,995 sq ft	487,039	Completed	N/A
Waiea	Condominium	Honolulu, HI	177 units / 7,716 sq ft	624,254	Completed	N/A
(a)For condominium units and multi-family assets, square feet represents ground floor retail space whereas units represents residential units for sale or rent.
(b)As of December 31, 2023, total estimated cost remaining to be spent on these properties was $1.3 billion, of which $207.5 million is expected to be funded by HHH with the remaining cost to be funded with existing debt.
(c)In 2023, the Company rebranded 10285 Lakefront Medical Office (formerly South Lake Medical Office Building) and Meridian (formerly Summerlin South Office).

HHC 2023 FORM 10-K | 27

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes future Strategic Developments projects as of December 31, 2023:

$ in thousands	Location	Size
Future Strategic Developments Rights or Pending Construction
Columbia
Lakefront District (a)	Columbia, MD	1,914,000 sq ft

Bridgeland
Village Green at Bridgeland Central (b)	Houston, TX	28,000 sq ft

Summerlin
80% Interest in Fashion Show Air Rights	Las Vegas, NV	—

The Woodlands
Grogan's Mill Village Center (c)	The Woodlands, TX	79,000 sq ft
2000 Woodlands Parkway (d)	The Woodlands, TX	7,900 sq ft

Ward Village
Kalae	Honolulu, HI	329 units / 2,000 sq ft

Other
West End Alexandria (e)	Alexandria, VA	41 acres

Commercial Land
The Woodlands
The Woodlands Commercial Land (f)	The Woodlands, TX	13 acres

Columbia
Columbia Commercial Land (f)(g)	Columbia, MD	96 acres
Merriweather District (f)	Columbia, MD	15 acres

Ward Village
Ward Commercial Land (f)	Honolulu, HI	10 acres
(a)Represents remaining square footage approved for new mixed-use development in the Lakefront District which will include office, retail, and residential assets.
(b)This development will be anchored by 110,000 square feet of grocery space currently being constructed by H-E-B under a ground lease. The additional 28,000 square feet of retail space shown above will be constructed by HHC. The Company closed on the related construction loan in December 2023, and expects to begin construction in early 2024.
(c)Grogan’s Mill Village Center was acquired in 2023 and is being held in the Strategic Developments segment for planned redevelopment.
(d)2000 Woodlands Parkway was transferred to Strategic Developments in the fourth quarter of 2023 and is currently pending redevelopment.
(e)Represents acreage owned through a joint venture.
(f)Represents land acquired or transferred to the Strategic Developments segment for future development, excluding acreage related to assets that are now in service in our Operating Assets segment or related to completed or under construction condominium towers.
(g)Columbia MPC land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia MPC land was transferred to the Strategic Developments segment in the first quarter of 2023.

HHC 2023 FORM 10-K | 28

OTHER INFORMATION	Table of Contents Index to Financial Statements
Item 3.  Legal Proceedings

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2023, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position or our results of operations. See Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further discussion.

Item 4.  Mine Safety Disclosure

Not applicable.

HHC 2023 FORM 10-K | 29

OTHER INFORMATION	Table of Contents Index to Financial Statements

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

All of the Company’s common stock, par value $0.01 per share, is owned by Howard Hughes Holdings Inc., and there is no market for the Company’s common stock.

Item 6.  [Reserved]

HHC 2023 FORM 10-K | 30

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents Index to Financial Statements
Item 7.  Management’s Narrative Analysis of Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described in Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. These factors and others not currently known to us could cause our financial results in 2023 and subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

This section of our Form 10-K discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of 2021 and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of The Howard Hughes Corporation’s (HHC or the Company) Annual Report Form 10-K for the year ended December 31, 2022.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management’s Narrative Analysis of Results of Operations (MD&A) have the same meanings as in such Notes.

HHC 2023 FORM 10-K | 31

MANAGEMENT’S NARRATIVE ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

OVERVIEW

General Overview Please refer to Item 1. Business for a general discussion of our business strategy, competitive strengths, and a general description of the assets contained in our four business segments and Item 2. Properties for details regarding the asset type, size, location, and key metrics about our various properties. Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our consolidated financial statements and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

2023 Results During 2023, we maintained positive momentum and delivered solid financial results. This strong performance is a testament to our premier communities and best-in-class assets, further highlighting the strength of our unique business model.

In our Master Planned Communities (MPCs), a year-over-year increase of 45% in new homes sales in our communities, led to heightened demand and home builder interest for new land parcels as the year progressed. MPC earnings before taxes (EBT) increased 21% year over year, driven by solid land sales and high residential prices per acre.

In Operating Assets, we delivered another full-year net operating income (NOI) record, outpacing 2022 results by 5%, excluding dispositions. This growth was led by strong leasing velocity at our newest multi-family developments, as well as increased occupancy and absorption within our office portfolio. In 2023, our leasing teams executed 581,000 square feet of new or expanded office leases, bringing our stabilized office assets to 88% leased at year-end and setting the stage for considerable NOI growth in the coming years.

Ward Village had another strong year, selling out all remaining condo inventory at ‘A‘ali‘i and Kō'ula and contracting to sell 78 units at our three condo towers in pre-sales, The Park Ward Village, Ulana Ward Village, and Kalae. Together with Victoria Place, which is fully sold out and expected to be delivered in late 2024, these projects were 96% pre-sold at year-end and represent more than $2.6 billion of future contracted revenue that will be recognized as these projects are completed.

HHC 2023 FORM 10-K | 32

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

RESULTS OF OPERATIONS

Operating Assets

Segment EBT The following table presents segment EBT for Operating Assets for the years ended December 31:

Operating Assets Segment EBT
thousands	2023	2022	$ Change
Rental revenue	$383,238	$379,693	$3,545
Other land, rental, and property revenues	60,394	52,141	8,253
Total revenues	443,632	431,834	11,798

Operating costs	(158,965)	(141,678)	(17,287)
Rental property real estate taxes	(53,817)	(52,096)	(1,721)
(Provision for) recovery of doubtful accounts	2,616	(722)	3,338
Total operating expenses	(210,166)	(194,496)	(15,670)
Segment operating income (loss)	233,466	237,338	(3,872)
Depreciation and amortization	(170,731)	(154,626)	(16,105)
Interest income (expense), net	(127,388)	(89,959)	(37,429)
Other income (loss), net	1,843	(1,140)	2,983
Equity in earnings (losses) from unconsolidated ventures	2,969	22,263	(19,294)
Gain (loss) on sale or disposal of real estate and other assets, net	23,926	29,588	(5,662)
Gain (loss) on extinguishment of debt	(96)	(2,230)	2,134
Segment EBT	$(36,011)	$41,234	$(77,245)

Operating Assets segment EBT decreased $77.2 million compared to the prior-year period primarily due to the following:
–Interest expense increased $37.4 million primarily due to new financings secured by our operating assets and higher interest rates on variable-rate debt.
–Equity earnings decreased $19.3 million primarily as a result of a $11.8 million decrease related to the change in value of certain derivative instruments and a $4.9 million decrease related to the sale of 110 North Wacker in the first quarter of 2022. This decrease is due to the release of our share of accumulated other comprehensive income related to 110 North Wacker’s derivative instruments upon the sale in 2022.
–Depreciation and amortization increased $16.1 million primarily related to new assets placed in service in the second half of 2022.
–Gain on sale of real estate decreased $5.7 million as the combined gain on the sales of two self-storage properties and Memorial Hermann Medical Office in The Woodlands and certain properties in Ward Village in 2023 was lower than the combined gain on the sales of Creekside Village Green, Lake Woodlands Crossing, and Outlet Collection at Riverwalk in 2022.
–Total revenues, net of operating costs decreased $5.5 million primarily due to COVID-related tenant recoveries at Ward Village in the prior year, and the sales of Creekside Village Green and Lake Woodlands Crossing in 2022, as well as increased insurance costs across our portfolio and increased labor and event costs for the Las Vegas Aviators in 2023. These decreases are partially offset by increased leasing activity and abatement expirations across our portfolio as well as one-time lease termination fees.

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

We define NOI as operating revenues (rental income, tenant recoveries, and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing, and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other income (loss); depreciation and amortization; development-related marketing costs; gain on sale or disposal of real estate and other assets, net; loss on extinguishment of debt; provision for impairment; and equity in earnings from unconsolidated ventures.

HHC 2023 FORM 10-K | 33

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
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

Operating Assets NOI
thousands	2023	2022	$ Change
Total Operating Assets segment EBT	$(36,011)	$41,234	$(77,245)
Add back:
Depreciation and amortization	170,731	154,626	16,105
Interest (income) expense, net	127,388	89,959	37,429
Equity in (earnings) losses from unconsolidated ventures	(2,969)	(22,263)	19,294
(Gain) loss on sale or disposal of real estate and other assets, net	(23,926)	(29,588)	5,662
(Gain) loss on extinguishment of debt	96	2,230	(2,134)
Impact of straight-line rent	(2,256)	(11,241)	8,985
Other	587	827	(240)
Operating Assets NOI	$233,640	$225,784	$7,856

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type
thousands	2023	2022	$ Change
Office	$117,840	$111,210	$6,630
Retail	51,548	51,245	303
Multi-family	52,831	45,564	7,267
Other	10,489	12,711	(2,222)
Redevelopments (a)	(189)	280	(469)
Dispositions (a)	1,121	4,774	(3,653)
Operating Assets NOI	$233,640	$225,784	$7,856
(a)Properties that were transferred to our Strategic Developments segment for redevelopment and properties that were sold are shown separately for all periods presented.

Operating Assets NOI increased $7.9 million compared to the prior-year period primarily due to the following:
–Multi-family NOI increased $7.3 million primarily driven by continued lease-up at our newer properties, Marlow in Downtown Columbia and Starling at Bridgeland, rent growth across our portfolio, and winter weather-related insurance recoveries.
–Office NOI increased $6.6 million primarily due to continued lease-up activity and abatement expirations at various properties in The Woodlands, most notably at 9950 Woodloch Forest and Lakefront North, and one-time lease termination fees at 1725 Hughes Landing. These increases are partially offset by decreases related to lower occupancy at One Hughes Landing, 1725 Hughes Landing, and various properties in Downtown Columbia, rent abatements at 3 Waterway Square, and initial operating losses from 1700 Pavilion in Summerlin.
–These increases were partially offset by a $3.7 million decrease related to the retail asset dispositions of Creekside Village Green, Lake Woodlands Crossing, and Outlet Collection at Riverwalk in 2022 and two self-storage properties in The Woodlands in 2023.
–Other NOI decreased $2.2 million primarily due to higher labor and event costs related to the Las Vegas Aviators.

HHC 2023 FORM 10-K | 34

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC for the years ended December 31:

MPC Segment EBT
thousands	2023	2022	$ Change
Master Planned Community land sales (a)	$370,185	$316,065	$54,120
Other land, rental, and property revenues	17,278	20,539	(3,261)
Builder price participation (b)	60,989	71,761	(10,772)
Total revenues	448,452	408,365	40,087

Master Planned Communities cost of sales	(140,050)	(119,466)	(20,584)
Operating costs	(53,420)	(54,439)	1,019
Total operating expenses	(193,470)	(173,905)	(19,565)
Segment operating income (loss)	254,982	234,460	20,522
Depreciation and amortization	(418)	(394)	(24)
Interest income (expense), net	64,291	50,305	13,986
Other income (loss), net	(102)	23	(125)
Equity in earnings (losses) from unconsolidated ventures	22,666	(1,407)	24,073
Segment EBT	$341,419	$282,987	$58,432
(a)MPC land sales include deferred revenue from land sales closed in a previous period that met criteria for recognition in the current period and excludes amounts deferred from current period land sales that do not yet meet the recognition criteria.
(b)Builder price participation revenue is earned when a developer that acquired land from us develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between us and the developer at the time of closing on the sale of the home based on a previously agreed-upon percentage. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments.

The following table presents MPC segment EBT by MPC for the years ended December 31:

MPC Segment EBT by MPC
thousands	2023	2022	$ Change
Bridgeland	$101,835	$94,912	$6,923
Columbia (a)	—	(2,297)	2,297
Summerlin	227,409	179,063	48,346
Teravalis (b)	(3,777)	(1,975)	(1,802)
The Woodlands	4,036	(4,406)	8,442
The Woodlands Hills	11,916	17,690	(5,774)
Segment EBT	$341,419	$282,987	$58,432

Floreo (c)	$(4,150)	$(2,848)	$(1,302)
(a)Columbia MPC land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia land was transferred to the Strategic Developments segment in the first quarter of 2023.
(b)As of December 31, 2023, the Company owns an 88.0% interest and consolidates Teravalis. For additional detail, refer to Note 3 - Acquisitions and Dispositions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
(c)These amounts represent 100% of Floreo EBT. The Company owns a 50% interest in Floreo. Refer to Note 2 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for a description of the joint venture and further discussion.
HHC 2023 FORM 10-K | 35

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC Segment EBT increased $58.4 million compared to the prior-year period primarily due to higher superpad land sales and price per acre in Summerlin, higher equity earnings of $24.1 million, primarily related to The Summit, and higher capitalized interest, partially offset by lower builder price participation of $10.8 million in all MPCs.

Summerlin EBT increased $48.3 million compared to the prior period.
–MPC sales, net of MPC cost of sales increased $28.5 million primarily due to the following activity:
–increase in superpad acres sold, with 169.2 acres sold at an average price of $1.3 million per acre in 2023, compared to 94.6 acres sold at an average price of $1.1 million per acre in 2022
–decrease in commercial acres sold, with no acres sold in 2023, compared to 16.6 acres sold at an average price of $1.6 million in 2022
–decrease in custom lots sold, with one lot sold at a price of $2.0 million in 2023, compared to four lots sold with an average price of $2.2 million in 2022
–Equity earnings at The Summit increased $24.8 million primarily related to higher sales in 2023 as a result of additional available Phase II inventory and the close-out of clubhouse condominium units.
–Builder price participation decreased $8.1 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period. This reflects price moderation from all-time highs in 2022.

The Woodlands EBT increased $8.4 million compared to the prior period.
–MPC sales, net of MPC cost of sales increased $6.2 million primarily due to the following activity.
–increase in commercial acres sold, with 8.4 acres sold at an average price of $646,000 in 2023, compared to no acres sold in 2022
–increase in residential acres sold, with 9.8 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.5 million per acre in 2023, compared to 7.4 acres sold at an average price of $3.0 million per acre in 2022
–Operating costs decreased $4.7 million due to higher legal fees in the prior year, primarily related to the flood litigation.
–Builder price participation decreased $1.6 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period. This reflects price moderation from all-time highs in 2022.

Bridgeland EBT increased $6.9 million compared to the prior period.
–Increase of $6.2 million primarily due to higher capitalized interest inclusive of derivatives. For additional detail, refer to Note 9 - Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
–MPC sales, net of MPC cost of sales increased $3.5 million primarily due to the following activity:
–increase due to more revenue recognized out of deferred revenue in 2023, compared to 2022
–decrease in commercial price per acre, with 121.3 acres sold at an average price of $249,000 per acre in 2023, compared to 110.7 acres sold at an average price of $433,000 in 2022
–decrease in residential acres sold, with 151.0 acres sold at an average price of $564,000 per acre in 2023, compared to 156.8 acres sold at an average price of $544,000 per acre in 2022
–Operating costs increased $3.0 million primarily due to higher real estate taxes.

The Woodlands Hills EBT decreased $5.8 million compared to the prior period.
–MPC sales, net of MPC cost of sales decreased $4.7 million primarily due to the following activity:
–decrease in residential acres sold, with 44.7 acres sold at an average price of $427,000 per acre in 2023, compared to 61.9 acres sold at an average price of $382,000 per acre in 2022
–decrease in commercial acres sold, with no acres sold in 2023, compared to 8.0 acres sold at an average price of $175,000 in 2022
–Builder price participation decreased $1.2 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period. This reflects price moderation from all-time highs in 2022.

HHC 2023 FORM 10-K | 36

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC Equity Investments

The Summit
The Summit, our joint venture with Discovery, offers a mix of custom lots, single-family homes, and clubhouse suites in our Summerlin MPC. The original 555-acre community (Phase I) is nearing completion and consists of approximately 270 homes including 32 condominiums. In 2022, the Company contributed an additional 54 acres (Phase II) to The Summit adjacent to the existing Summit community to develop approximately 28 custom home sites. We recognized equity earnings of $24.8 million and received cash distributions of $15.1 million in 2023, compared to equity losses of $30.0 thousand and no cash distributions in 2022.

Floreo
Land development is currently underway at Floreo, our joint venture with Trillium Development Holding Company, LLC. The first Floreo land sales were contracted as of December 31, 2023, and are expected to close in the first quarter of 2024.

For additional detail, refer to Note 2 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Residential and Commercial Land Sales The following tables detail our residential and commercial land sales for the years ended December 31:

	Summary of MPC Land Sales Closed
	Land Sales		Acres Sold		Average Price Per Acre
thousands, except acres sold	2023	2022	2023	2022	2023	2022
Residential Land Sales Closed
Bridgeland
Single family	$85,156	$85,320	151.0	156.8	$564	$544

Summerlin
Superpad sites	223,583	108,196	169.2	94.6	1,321	1,144
Custom lots	2,000	8,910	0.7	2.0	2,857	4,455

The Woodlands
Single family	24,421	21,864	9.8	7.4	2,492	2,955

The Woodlands Hills
Single family	19,103	23,659	44.7	61.9	427	382

Total residential land sales closed (a)	$354,263	$247,949	375.4	322.7	$944	$768

Commercial Land Sales Closed
Bridgeland
Commercial	$30,536	$47,971	123.5	110.7	$247	$433

Summerlin
Commercial	—	26,016	—	16.6	—	1,567

The Woodlands
Commercial	5,424	—	8.4	—	646	—

The Woodlands Hills
Commercial	—	1,396	—	8.0	—	175

Total commercial land sales closed (a)	$35,960	$75,383	131.9	135.3	$273	$557
(a)Excludes revenues related to sales closed in a previous period and deferred for recognition that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales revenue for the years ended December 31, 2023 and 2022.
HHC 2023 FORM 10-K | 37

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue The following table reconciles residential and commercial land sales closed in the years ended December 31, 2023 and 2022, to Master Planned Community land sales for the respective periods. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

thousands	2023	2022
Total residential land sales closed	$354,263	$247,949
Total commercial land sales closed	35,960	75,383
Net recognized (deferred) revenue:
Bridgeland	10,467	(18,388)
The Woodlands	(782)	—
The Woodlands Hills	22	(172)
Summerlin	(44,174)	3,248
Total net recognized (deferred) revenue	(34,467)	(15,312)
Special Improvement District revenue	14,429	8,045
Master Planned Community land sales	$370,185	$316,065

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

	Net New Home Sales			Median Home Sales Price
thousands except percentages	2023	2022	% Change	2023	2022	% Change
Bridgeland	985	566	74.0%	$477	$525	(9.1)%
Summerlin	1,071	775	38.2%	696	722	(3.6)%
The Woodlands (a)	5	32	(84.4)%	1,565	1,285	21.8%
The Woodlands Hills	228	201	13.4%	478	429	11.4%
Total	2,289	1,574	45.4%
(a) New home sales in The Woodlands are not expected to be significant as residential land development is nearing completion.

MPC Net Contribution MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from Special Improvement District (SID) bonds and Municipal Utility District (MUD) receivables, reduced by MPC development expenditures, land acquisitions, and Equity in earnings from unconsolidated ventures, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses.

Below is a reconciliation of segment EBT to MPC Net Contribution for the years ended December 31:

thousands	2023	2022	$ Change
MPC segment EBT	$341,419	$282,987	$58,432
Plus:
Master Planned Communities cost of sales	140,050	119,466	20,584
Depreciation and amortization	418	394	24
MUD and SID bonds collections, net (a)	136,409	131,126	5,283
Distributions from unconsolidated ventures	15,050	—	15,050
Less:
MPC development expenditures	(403,633)	(396,102)	(7,531)
Equity in (earnings) losses from unconsolidated ventures	(22,666)	1,407	(24,073)
MPC Net Contribution	$207,047	$139,278	$67,769
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

HHC 2023 FORM 10-K | 38

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC Net contribution increased $67.8 million for the year ended December 31, 2023, primarily due to higher MPC land sales and an increase in distributions from unconsolidated ventures.

MPC Land Inventory The following table summarizes MPC land inventory activity:

thousands	Bridgeland	Columbia (a)	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2021	$520,153	$16,625	$931,724	$510,541	$187,418	$116,307	$2,282,768
Development expenditures (b)	189,752	—	161,540	195	14,844	29,771	396,102
MPC Cost of sales	(32,746)	—	(64,183)	—	(12,310)	(10,227)	(119,466)
MUD reimbursable costs (c)	(145,995)	—	—	—	(110)	(24,521)	(170,626)
Transfer to Strategic Developments and Operating Assets Segments	(777)	—	(12,424)	—	(4,433)	—	(17,634)
Other	8,537	—	(2,146)	33,810	(53)	234	40,382
Balance December 31, 2022	538,924	16,625	1,014,511	544,546	185,356	111,564	2,411,526
Development expenditures (b)	222,268	—	144,041	225	4,514	32,585	403,633
MPC Cost of sales	(40,533)	—	(77,068)	—	(13,289)	(9,160)	(140,050)
MUD reimbursable costs (c)	(172,120)	—	—	—	(1,200)	(25,688)	(199,008)
Transfer to Strategic Development and Operating Assets Segments	(4,530)	(16,625)	(4,073)	—	(3,226)	—	(28,454)
Other	(10,978)	—	2,516	53	497	5,938	(1,974)
Balance December 31, 2023	$533,031	$—	$1,079,927	$544,824	$172,652	$115,239	$2,445,673
(a)Columbia MPC land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia land was transferred to the Strategic Developments segment in the first quarter of 2023.
(b)Development expenditures are inclusive of capitalized interest and property taxes.
(c)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
HHC 2023 FORM 10-K | 39

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Seaport

Seaport Entertainment On October 5, 2023, Howard Hughes Holdings Inc. (HHH) announced the intent to form a new division, Seaport Entertainment, that is expected to include all of the assets in the Seaport segment, as well as the Las Vegas Aviators Triple-A Minor League Baseball team, the Las Vegas Ballpark, and our 80% interest in the air rights above the Fashion Show Mall in Las Vegas. HHH is establishing Seaport Entertainment with the intention of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur.

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

In the fourth quarter of 2023, we expanded our Managed Businesses portfolio with the launch of The Lawn Club, a new joint venture concept that transformed over 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar, and a wide variety of lawn games.

Tin Building The Tin Building includes both landlord operations and managed business. The Company owns 100% of the Tin Building, which was completed and placed in service during the third quarter of 2022. The Company leased 100% of the space to the Tin Building by Jean-Georges joint venture, a managed business in which the Company has an equity ownership interest and reports its ownership interest in accordance with the equity method. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently recognizes all of the economic interest in the venture. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue and recognizes its share of the offsetting rent expense in Equity earnings. As the Company currently recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to Seaport EBT. However, Seaport NOI includes only rental revenue related to the Tin Building lease payments, and does not include the offsetting rent expense in Equity earnings.

The Tin Building by Jean-Georges opened in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping, and delivery and is managed by CCMC, a Jean-Georges company.

HHC 2023 FORM 10-K | 40

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Events and Sponsorships Our events and sponsorships businesses include our concert series, event catering, private events, and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with CCMC.

The 2023 summer concert series, which began in May and ran through the end of October, included 63 shows with over 204,000 tickets sold, representing over 93% of available ticket inventory. This represents a modest increase from the 2022 summer concert series, which included 60 shows with over 188,200 tickets sold, representing over 90% of available ticket inventory.

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

Also in December 2021, an amendment to the Seaport ground lease was executed giving the Company extension options, at the discretion of the Company, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program was completed in December 2023. Various lawsuits have been filed challenging the governmental approval of our development project. For additional information regarding these lawsuits, see Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Segment EBT The following table presents segment EBT for the Seaport for the years ended December 31:

Seaport Segment EBT
thousands	2023	2022	$ Change
Rental revenue (a)	$21,746	$19,410	$2,336
Other land, rental, and property revenues	60,225	69,058	(8,833)
Total revenues	81,971	88,468	(6,497)

Operating costs	(102,725)	(102,271)	(454)
Rental property real estate taxes	(686)	(885)	199
(Provision for) recovery of doubtful accounts	(55)	(1,237)	1,182
Total operating expenses	(103,466)	(104,393)	927
Segment operating income (loss)	(21,495)	(15,925)	(5,570)
Depreciation and amortization	(37,791)	(36,338)	(1,453)
Interest income (expense), net	3,065	3,902	(837)
Other income (loss), net	(1,290)	245	(1,535)
Equity in earnings (losses) from unconsolidated ventures	(81,485)	(36,273)	(45,212)
Gain (loss) on extinguishment of debt	(48)	—	(48)
Provision for impairment	(672,492)	—	(672,492)
Segment EBT	$(811,536)	$(84,389)	$(727,147)
(a)Lease payments for the Tin Building included in Rental revenue and offset in Equity losses were $11.6 million for the year ended December 31, 2023, and $4.6 million for the year ended December 31, 2022. No rental payments were made during the first or second quarter of 2022 as the lease had not yet commenced. Refer to the Tin Building discussion above for additional detail.

Seaport segment EBT decreased $727.1 million compared to the prior-year period primarily due to the following:
–Provision for impairment includes $672.5 million and Equity losses includes $37.0 million related to the Seaport impairment. For additional information, refer to Note 4 - Impairment in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
–Equity losses increased $8.2 million, excluding the impact of the $37.0 million impairment charge above, primarily due to operating losses for the Tin Building by Jean-Georges, which opened in the third quarter of 2022.
–Total revenues, net of Operating costs decreased $7.0 million primarily due to reduced restaurant performance as a result of poor weather conditions and elevated labor and overhead costs, and fewer private events in the current year, as well as COVID-related recoveries at the Fulton Market Building in the prior year. These decreases were partially offset by an increase in rental revenue driven by the opening of the Tin Building.
HHC 2023 FORM 10-K | 41

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
–Depreciation expense increased $1.5 million primarily due to the Tin Building being completed and placed in service in the third quarter of 2022, partially offset by a decrease as a result of the Seaport impairment.

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI
thousands	2023	2022	$ Change
Total Seaport segment EBT	$(811,536)	$(84,389)	$(727,147)
Add back:
Depreciation and amortization	37,791	36,338	1,453
Interest (income) expense, net	(3,065)	(3,902)	837
Equity in (earnings) losses from unconsolidated ventures	81,485	36,273	45,212
(Gain) loss on extinguishment of debt	48	—	48
Impact of straight-line rent	1,927	456	1,471
Other (income) loss, net	5,341	5,456	(115)
Provision for impairment	672,492	—	672,492
Seaport NOI	$(15,517)	$(9,768)	$(5,749)

The Seaport, including Managed Businesses, Events and Sponsorships, and the Tin Building, is approximately 69% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings.

The below table presents Seaport NOI by category:

Seaport NOI by Category
thousands	2023	2022	$ Change
Landlord Operations	$(21,506)	$(15,702)	$(5,804)
Landlord Operations - Multi-family	133	110	23
Managed Businesses	(3,516)	(85)	(3,431)
Tin Building	9,486	4,015	5,471
Events and Sponsorships	(114)	1,894	(2,008)
Seaport NOI	$(15,517)	$(9,768)	$(5,749)

Seaport NOI decreased $5.7 million compared to the prior-year period. The decreases in Landlord Operations NOI are primarily due to increased labor and overhead costs, insurance expense, and franchise tax expense in the current year as well as COVID-related recoveries at the Fulton Market Building in the prior year. The decreases in Managed Businesses and Events and Sponsorships NOI are due to reduced restaurant performance as a result of poor weather conditions and elevated labor and overhead costs, fewer private events, and increased marketing and production costs related to the concert series in the current year. These decreases were partially offset by an increase in Tin Building NOI resulting from the opening of the Tin Building in the third quarter of 2022.

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

thousands	2023	2022	2023-2022 $ Change
Tin Building	$9,486	$4,015	$5,471
Tin Building by Jean-Georges	(38,798)	(36,183)	(2,615)
Total	$(29,312)	$(32,168)	$2,856

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

HHC 2023 FORM 10-K | 42

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Our expenses relating to these assets are primarily related to costs associated with constructing the assets, selling condominiums, marketing costs associated with our Strategic Developments, carrying costs including, but not limited to, property taxes and insurance and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to Operating Assets when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

Segment EBT The following table presents segment EBT for Strategic Developments for the years ended December 31:

Strategic Developments Segment EBT
thousands	2023	2022	$ Change
Condominium rights and unit sales	$47,707	$677,078	$(629,371)
Rental revenue	379	—	379
Other land, rental, and property revenues	1,901	2,685	(784)
Total revenues	49,987	679,763	(629,776)

Condominium rights and unit cost of sales	(55,417)	(483,983)	428,566
Operating costs	(21,908)	(19,001)	(2,907)
Real estate taxes	(3,147)	(1,052)	(2,095)
Total operating expenses	(80,472)	(504,036)	423,564
Segment operating income (loss)	(30,485)	175,727	(206,212)
Depreciation and amortization	(3,963)	(5,319)	1,356
Interest income (expense), net	16,074	17,073	(999)
Other income (loss), net	690	1,799	(1,109)
Equity in earnings (losses) from unconsolidated ventures	142	868	(726)
Gain (loss) on sale or disposal of real estate and other assets, net	236	90	146
Segment EBT	$(17,306)	$190,238	$(207,544)

Strategic Developments segment EBT decreased $207.5 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales decreased $187.4 million, excluding the change in remediation costs of $13.4 million discussed below, due to the timing of condominium closings, including the completion of Kō'ula in the third quarter of 2022, and pricing reductions in 2023 at ‘A‘ali‘i and Kō'ula to facilitate the close-out of remaining units. We closed on 31 units at ‘A‘ali‘i and 16 units at Kō'ula during 2023, compared to 549 units at Kō'ula, 56 units at ‘A‘ali‘i, and 2 units at Waiea during the prior year. The lower volume of condominium closings in 2023 was expected as our completed towers are now 100.0% sold and the next tower, Victoria Place, is not scheduled for completion until late 2024.
–Condominium cost of sales also includes an increase of $13.4 million due to charges related to the defect remediation accrual at Waiea. We charged $16.1 million in 2023, related to additional anticipated costs, compared to $2.7 million charged in 2022.

HHC 2023 FORM 10-K | 43

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Strategic Developments Projects The following describes the status of our major construction projects and announced Strategic Developments projects as of December 31, 2023.

Columbia

10285 Lakefront Medical Office 10285 Lakefront Medical Office (formerly South Lake Medical Office) will be an 86,000 square foot medical office property. Total development costs are expected to be approximately $49.9 million, which will be partially financed with a $28.2 million construction loan. We began construction in the third quarter of 2022 and anticipate project completion in the second quarter of 2024. We expect to reach projected annual stabilized NOI of $3.2 million by 2027.

Summerlin

Meridian Meridian (formerly Summerlin South Office) will be a 147,000 square foot office property. Total development costs are expected to be approximately $55.5 million, which will be partially financed with a $27.8 million construction loan. We began construction in the fourth quarter of 2022 and anticipate project completion in the first quarter of 2024. We expect to reach projected annual stabilized NOI of $4.3 million by 2027.

Summerlin Grocery Anchored Center This 67,000 square foot retail property in Downtown Summerlin will be anchored by a new Whole Foods Market. Total development costs are expected to be approximately $46.4 million, which will be partially financed with an $18.0 million construction loan. We began construction in the third quarter of 2023 and anticipate project completion in the third quarter of 2024. We expect to reach projected annual stabilized NOI of $1.8 million by 2027.

The Woodlands

1 Riva Row 1 Riva Row will be a 268-unit multi-family property and will consist of studio, one-, two-, and three-bedroom units. Total development costs are expected to be approximately $156.0 million, which will be partially financed by a $93.3 million construction loan. We began construction in the third quarter of 2023 and anticipate project completion in 2025. We expect to reach projected annual stabilized NOI of $9.9 million by 2028.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining, and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. We believe we have found the optimal mix of price point and product in the Honolulu market for condominium development as evidenced by the demand for our condominium projects discussed below. The ongoing and completed construction at our mixed-use condominium projects includes 232,020 square feet of retail to serve our new residents and the community at large. As we progress the buildout of the master plan, which ultimately contemplates a total of approximately 1,000,000 million square feet of commercial space at completion, we will periodically redevelop, reposition, or replace the existing retail spaces as part of new mixed-use projects.

Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to potentially significant variability in revenue recognized between periods. Sales contracts for condominium units are subject to a 30-day rescission period, and the buyers are typically required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are typically then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Certain buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date, which is specified in the sales contracts for each condominium project. Contracted units disclosed below represent sales that are past the 30-day rescission period.

During 2023, we achieved 100% presold status at Ulana Ward Village, achieved 100% sold status at ‘A‘ali‘i and Kō‘ula, and began construction at Ulana Ward Village.

Completed Condominiums As of December 31, 2023, our six completed condominiums, Ae‘o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, and Kō‘ula, are completely sold.

Condominiums Under Construction As of December 31, 2023, 97.9% of the units at our three towers under construction, Victoria Place, The Park Ward Village, and Ulana Ward Village, are under contract. We broke ground on our seventh condominium project, Victoria Place in February 2021, and expect to complete construction in the fourth quarter of 2024. Victoria Place, which is 100.0% presold, will consist of 349 one-, two-, and three-bedroom units.

HHC 2023 FORM 10-K | 44

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
We broke ground on our eighth condominium project, The Park Ward Village, in October 2022, expect to complete construction in 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of December 31, 2023, we have entered into contracts for 512 units, representing 93.9% of total units.

We broke ground on our ninth condominium project, Ulana Ward Village, in January 2023 and expect to complete construction in 2025. Ulana Ward Village, which is 100.0% presold, will consist of 696 studio, one-, two-, and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements.

Predevelopment Condominiums We launched public presales of our tenth condominium project, Kalae, in September 2022. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of December 31, 2023, we have entered into contracts for 287 units, representing 87.2% of total units.

The following provides further details for Ward Village as of December 31, 2023:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea	(a)	177	—	177	100.0%	Q4 2016
Anaha	(a)	317	—	317	100.0%	Q4 2017
Ae‘o	(a)	465	—	465	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	Q2 2019
‘A‘ali‘i	(a)	750	—	750	100.0%	Q4 2021
Kō‘ula	(b)	565	—	565	100.0%	Q3 2022
Under Construction
Victoria Place		—	349	349	100.0%	Q4 2024
The Park Ward Village	(c)	—	512	545	93.9%	2026
Ulana Ward Village	(d)	—	696	696	100.0%	2025
Predevelopment
Kalae	(e)	—	287	329	87.2%	2027
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 56% leased.
(c)There will be approximately 26,800 square feet of retail space as part of this project.
(d)There will be approximately 32,100 square feet of retail space as part of this project.
(e)There will be approximately 2,000 square feet of retail space as part of this project.

HHC 2023 FORM 10-K | 45

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

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

thousands	2023	2022	$ Change
Corporate income	$60	$58	$2
General and administrative	(90,141)	(81,772)	(8,369)
Corporate interest expense, net	(87,243)	(88,394)	1,151
Gain (loss) on extinguishment of debt	—	(147)	147
Corporate other income (loss), net	3,143	982	2,161
Corporate depreciation and amortization	(3,215)	(3,684)	469
Other	(13,383)	(11,977)	(1,406)
Income tax (expense) benefit	163,505	(60,500)	224,005
Total Corporate income, expenses, and other items	$(27,274)	$(245,434)	$218,160

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Income tax expense decreased $224.0 million primarily due to a decrease in income before income taxes.
–Corporate other income increased $2.2 million primarily related to the receipt of insurance proceeds.

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–General and administrative expenses increased $8.4 million primarily attributable to an increase in compensation costs and increased legal and consulting fees related to the holding company reorganization and planned spinoff of Seaport Entertainment.

Income Taxes

thousands except percentages	2023	2022
Income tax expense (benefit)	$(163,505)	$60,500
Income (loss) before income taxes	$(714,213)	$245,136
Effective tax rate	22.9%	24.7%

The Company’s effective tax rate for the year ended December 31, 2023, was 22.9% compared to 24.7% for the year ended December 31, 2022. The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate.

For additional information on income taxes, see Note 12 - Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

HHC 2023 FORM 10-K | 46

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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps, caps, and collars. The Company had $1.8 billion of variable-rate debt outstanding at December 31, 2023, of which $250.7 million was swapped to a fixed rate through the use of interest rate swaps and $422.2 million had interest rate cap contracts in place. Additionally, the interest rate caps and collars are on construction loans and mortgages with undrawn loan commitment of $31.9 million as of December 31, 2023, which will be covered by the interest rate cap and collar contracts upon drawing. Refer to Note 9 - Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional detail.

As of December 31, 2023, annual interest costs would increase approximately $10.8 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2023:

	Contractual Maturity Date
thousands	2024	2025	2026	2027	2028	Thereafter	Total
Mortgages, notes, and loans payable	$214,526	$527,478	$968,964	$298,601	$835,522	$2,507,519	$5,352,610
Weighted-average interest rate	5.64%	5.08%	4.84%	4.59%	4.45%	4.20%

HHC 2023 FORM 10-K | 47

FINANCIAL STATEMENTS INDEX	Table of Contents Index to Financial Statements
Item 8.  Financial Statements and Supplementary Data

HHC 2023 FORM 10-K | 48

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report which is included in this Annual Report on Form 10-K.
HHC 2023 FORM 10-K | 49

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
Report of Independent Registered Public Accounting Firm

To Those Charged with Governance
The Howard Hughes Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

HHC 2023 FORM 10-K | 50

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Master Planned Communities (MPC) cost of sales estimates

As discussed in Note 1 to the consolidated financial statements, when developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs, based on relative sales value, that beneﬁt the property sold. For purposes of allocating development costs, estimates of future revenues and future development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation and sales price escalation, which are subject to judgment and affected by expectations about future market or economic conditions. The Company recognized MPC cost of sales of $140.1 million for the year ended December 31, 2023.

We identified the evaluation of estimated future development costs and revenues that drive the MPC cost of sales estimates as a critical audit matter. Subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to evaluate the cost escalation and sales price escalation assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process to estimate MPC cost of sales. This included controls related to management’s monitoring and review of the assumptions noted above. We tested the assumptions related to cost escalation and sales price escalation by:

•agreeing the current year estimates for revenues and costs to actual results, where applicable
•comparing the Company’s historical cost escalation and sales price escalation estimates to actual results to assess the Company’s ability to accurately estimate these amounts
•performing site visits for certain MPC developments to compare the overall status of the developments to what is reflected within the MPC cost of sales estimates.

In addition, we involved valuation specialists with specialized skills and knowledge, who assisted in evaluating the cost escalation and sales price escalation assumptions by:

•comparing expected price per acre for each property type available for sale to applicable market data
•comparing the cost and sales price escalation rates throughout the duration of the development to available market data.

Impairment of the Seaport Segment

As discussed in Note 4 to the consolidated financial statements, the Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the third quarter of 2023, the Company recorded a $709.5 million impairment charge related to the Seaport segment. The impairment charges consisted of $672.5 million related to net investment in real estate and $37.0 million related to investments in unconsolidated ventures. These charges represent the amounts by which the carrying value of the assets exceeded the estimated fair value.

We identified the assessment of the fair value of the net investment in real estate and investments in unconsolidated ventures as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate 1) certain components of future cash flows, specifically, the projected revenue growth rate and projected operating expense ratio, 2) capitalization rates, and 3) discount rates used to determine the fair value of these assets for which there was limited observable market information.
HHC 2023 FORM 10-K | 51

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s assessment of the fair value of the net investment in real estate and investments in unconsolidated ventures. This included controls related to the future cash flows, capitalization rates, and discount rates. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s:

•projected revenue growth rate by comparing it to rates that were independently developed using publicly available third-party market data for comparable entities
•projected operating expense ratio by comparing it to 1) market data that was independently developed using publicly available third-party market data for comparable entities and 2) historical operating expense
•determination of capitalization rates by comparing them against capitalization rates that were independently developed using publicly available third-party market data for comparable entities
•determination of discount rates by comparing them against discount rates that were independently developed using publicly available third-party market data for comparable entities.

/s/KPMG LLP
We have served as the Company’s auditor since 2022.

Dallas, Texas
February 27, 2024
HHC 2023 FORM 10-K | 52

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
Report of Independent Registered Public Accounting Firm

To Those Charged with Governance
The Howard Hughes Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity and cash flows of The Howard Hughes Corporation (the Company) for the year ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2013 to 2021.

Houston, Texas
February 28, 2022

HHC 2023 FORM 10-K | 53

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except par values and share amounts	2023	2022
ASSETS
Master Planned Communities assets	$2,445,673	$2,411,526
Buildings and equipment	4,177,677	4,246,389
Less: accumulated depreciation	(1,032,226)	(867,700)
Land	303,685	312,230
Developments	1,272,445	1,125,027
Net investment in real estate	7,167,254	7,227,472
Investments in unconsolidated ventures	220,258	246,171
Cash and cash equivalents	631,548	626,653
Restricted cash	421,509	472,284
Accounts receivable, net	115,045	103,437
Municipal Utility District receivables, net	550,884	473,068
Deferred expenses, net	142,561	128,865
Operating lease right-of-use assets	44,897	46,926
Other assets, net	281,656	278,587
Total assets	$9,575,612	$9,603,463

LIABILITIES
Mortgages, notes, and loans payable, net	$5,302,620	$4,747,183
Operating lease obligations	51,584	51,321
Deferred tax liabilities, net	88,065	254,336
Accounts payable and other liabilities	1,074,746	944,511
Total liabilities	6,517,015	5,997,351

Commitments and Contingencies (see Note 10)

EQUITY
Preferred stock: no shares authorized or issued as of December 31, 2023; $0.01 par value; 50,000,000 shares authorized, and none issued as of December 31, 2022	—	—
Common stock: 10 shares authorized, issued, and outstanding as of December 31, 2023; $0.01 par value; 150,000,000 shares authorized, 56,226,273 shares issued, and 49,801,997 outstanding as of December 31, 2022	—	564
Additional paid-in capital	3,374,284	3,972,561
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	(383,012)	168,077
Accumulated other comprehensive income (loss)	1,272	10,335
Treasury stock, at cost, no shares as of December 31, 2023, and 6,424,276 shares as of December 31, 2022	—	(611,038)
Total equity attributable to Howard Hughes Holdings Inc.	2,992,544	3,540,499
Noncontrolling interests	66,053	65,613
Total equity	3,058,597	3,606,112
Total liabilities and equity	$9,575,612	$9,603,463

See Notes to Consolidated Financial Statements.
HHC 2023 FORM 10-K | 54

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands	2023	2022	2021
REVENUES
Condominium rights and unit sales	$47,707	$677,078	$514,597
Master Planned Communities land sales	370,185	316,065	346,217
Rental revenue	405,363	399,103	369,330
Other land, rental, and property revenues	139,858	144,481	152,619
Builder price participation	60,989	71,761	45,138
Total revenues	1,024,102	1,608,488	1,427,901

EXPENSES
Condominium rights and unit cost of sales	55,417	483,983	414,199
Master Planned Communities cost of sales	140,050	119,466	153,630
Operating costs	337,018	317,389	293,999
Rental property real estate taxes	57,650	54,033	55,398
Provision for (recovery of) doubtful accounts	(2,561)	1,959	(459)
General and administrative	90,141	81,772	81,990
Depreciation and amortization	216,118	200,361	205,100
Other	13,383	11,977	10,668
Total expenses	907,216	1,270,940	1,214,525

OTHER
Provision for impairment	(672,492)	—	(13,068)
Gain (loss) on sale or disposal of real estate and other assets, net	24,162	29,678	53,079
Other income (loss), net	4,284	1,909	(11,515)
Total other	(644,046)	31,587	28,496

Operating income (loss)	(527,160)	369,135	241,872

Interest income	25,750	3,818	107
Interest expense	(156,951)	(110,891)	(130,036)
Gain (loss) on extinguishment of debt	(144)	(2,377)	(38,014)
Equity in earnings (losses) from unconsolidated ventures	(55,708)	(14,549)	(9,852)
Income (loss) before income taxes	(714,213)	245,136	64,077
Income tax expense (benefit)	(163,505)	60,500	15,153
Net income (loss)	(550,708)	184,636	48,924
Net (income) loss attributable to noncontrolling interests	(243)	(103)	7,176
Net income (loss) attributable to Howard Hughes Holdings Inc.	$(550,951)	$184,533	$56,100
See Notes to Consolidated Financial Statements.
HHC 2023 FORM 10-K | 55

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
thousands	2023	2022	2021
Net income (loss)	$(550,708)	$184,636	$48,924
Other comprehensive income (loss)
Interest rate caps and swaps (a)	(9,322)	31,698	17,960
Pension adjustment (b)	259	(183)	452
Reclassification of the Company's share of previously deferred derivative gains to net income (c)	—	(6,723)	—
Share of investee's other comprehensive income (d)	—	—	5,721
Other comprehensive income (loss)	(9,063)	24,792	24,133
Comprehensive income (loss)	(559,771)	209,428	73,057
Comprehensive (income) loss attributable to noncontrolling interests	(243)	(103)	7,176
Comprehensive income (loss) attributable to common stockholders	$(560,014)	$209,325	$80,233
(a)Amounts are shown net of deferred tax benefit of $2.7 million for the year ended December 31, 2023, deferred tax expense of $9.5 million for the year ended December 31, 2022, and deferred tax expense of $5.1 million for the year ended December 31, 2021.
(b)The deferred tax impact was not meaningful for the years ended December 31, 2023, 2022, and 2021.
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
(d)Amount is shown net of deferred tax expense of $1.6 million for the year ended December 31, 2021.

See Notes to Consolidated Financial Statements.

HHC 2023 FORM 10-K | 56

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Additional	Earnings	Other			Total
thousands except shares	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	(1,070,558)	$(122,091)	$3,714,603	$420	$3,715,023
Net income (loss), excluding income of $(7,431) attributable to redeemable noncontrolling interest	—	—	—	56,100	—	—	—	56,100	255	56,355
Interest rate swaps, net of tax expense (benefit) of $5,080	—	—	—	—	17,960	—	—	17,960	—	17,960
Pension adjustment, net of tax expense (benefit) of $136	—	—	—	—	452	—	—	452	—	452
Share of investee's other comprehensive income, net of tax expense (benefit) of $1,627	—	—	—	—	5,721	—	—	5,721	—	5,721
Issuance of common shares	—	—	(5)	—	—	—	—	(5)	—	(5)
Repurchase of common shares	—	—	—	—	—	(1,023,284)	(96,620)	(96,620)	—	(96,620)
Stock plan activity	130,462	1	13,145	—	—	(13,773)	(1,362)	11,784	—	11,784
Balance, December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	184,533	—	—	—	184,533	103	184,636
Interest rate swaps, net of tax expense (benefit) of $9,460	—	—	—	—	31,698	—	—	31,698	—	31,698
Pension adjustment, net of tax expense (benefit) of $(71)	—	—	—	—	(183)	—	—	(183)	—	(183)
Deconsolidation of Ward Village homeowners’ associations	—	—	—	—	—	—	—	—	(211)	(211)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	65,046	65,046
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (a)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(4,283,874)	(388,372)	(388,372)	—	(388,372)
Stock plan activity	52,997	1	12,143	—	—	(32,787)	(2,593)	9,551	—	9,551
Balance, December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(550,951)	—	—	—	(550,951)	243	(550,708)
Interest rate swaps, net of tax expense (benefit) of $(2,729)	—	—	—	—	(9,322)	—	—	(9,322)	—	(9,322)
Pension adjustment, net of tax expense (benefit) of $70	—	—	—	—	259	—	—	259	—	259
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	219	219
Stock plan activity	322,506	2	11,138	—	—	(21,628)	(1,722)	9,418	—	9,418
Stock conversion to HHH	(56,548,779)	(566)	(612,194)	—	—	6,445,904	612,760	—	—	—
HHC shares issued to HHH	10	—	—	—	—	—	—	—	—	—
Capital transactions with HHH	—	—	2,779	(138)	—	—	—	2,641	—	2,641
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2023	10	$—	$3,374,284	$(383,012)	$1,272	—	$—	$2,992,544	$66,053	$3,058,597
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

See Notes to Consolidated Financial Statements.

HHC 2023 FORM 10-K | 57

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(550,708)	$184,636	$48,924
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	195,630	180,201	185,418
Amortization	16,839	16,834	16,891
Amortization of deferred financing costs	12,303	10,754	10,301
Amortization of intangibles other than in-place leases	3,275	3,275	2,843
Straight-line rent amortization	(7,680)	(8,468)	(9,278)
Deferred income taxes	(163,613)	42,022	10,356
Restricted stock and stock option amortization	15,852	11,895	9,885
Net gain on sale of properties	(24,162)	(29,687)	(53,057)
Net gain on sale of unconsolidated ventures	—	(5,016)	—
(Gain) loss on extinguishment of debt	144	2,377	38,014
Impairment charges	672,492	—	15,335
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	66,676	28,081	52,390
Provision for doubtful accounts	8,601	(2,235)	(2,027)
Master Planned Community land acquisitions	—	—	(574,253)
Master Planned Community development expenditures	(403,633)	(396,125)	(322,255)
Master Planned Community cost of sales	126,167	111,723	144,933
Condominium development expenditures	(472,666)	(340,793)	(345,289)
Condominium rights and units cost of sales	53,156	465,711	394,427
Other	1,319	—	—
Net Changes:
Accounts receivable, net	112,048	83,443	30,594
Other assets, net	(20,819)	(33,078)	(17,140)
Condominium deposits received, net	88,595	21,273	59,108
Deferred expenses, net	(27,037)	(30,441)	(22,903)
Accounts payable and other liabilities	40,987	8,872	42,825
Cash provided by (used in) operating activities	(256,234)	325,254	(283,958)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(7,340)	(2,004)	(1,814)
Operating property improvements	(56,320)	(54,715)	(35,915)
Property development and redevelopment	(275,084)	(353,098)	(274,742)
Acquisition of assets	(5,898)	—	—
Proceeds from sales of properties, net	39,543	81,720	322,451
Reimbursements under tax increment financings	1,469	127	667
Distributions from unconsolidated ventures	13,014	207,685	92,060
Investments in unconsolidated ventures, net	(45,527)	(100,410)	(1,249)
Cash provided by (used in) investing activities	(336,143)	(220,695)	101,458
HHC 2023 FORM 10-K | 58

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements

	Year Ended December 31,
thousands	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	792,441	1,235,895	2,422,862
Principal payments on mortgages, notes, and loans payable	(249,435)	(1,065,348)	(2,140,340)
Repurchases of common shares	—	(403,863)	(81,127)
Debt extinguishment costs	—	(60)	(29,793)
Special Improvement District bond funds released from (held in) escrow	11,037	23,148	11,477
Deferred financing costs and bond issuance costs, net	(2,821)	(18,515)	(28,517)
Taxes paid on stock options exercised and restricted stock vested	(2,643)	(3,011)	(2,500)
Stock options exercised	—	345	4,078
Distributions to HHH	(2,301)	—	—
Issuance of Teravalis noncontrolling interest	—	31,234	—
Distribution to noncontrolling interest upon sale of 110 North Wacker	—	(22,084)	—
Contributions from Teravalis noncontrolling interest owner	219	—	—
Cash provided by (used in) financing activities	546,497	(222,259)	156,140

Net change in cash, cash equivalents, and restricted cash	(45,880)	(117,700)	(26,360)
Cash, cash equivalents, and restricted cash at beginning of period	1,098,937	1,216,637	1,242,997
Cash, cash equivalents, and restricted cash at end of period	$1,053,057	$1,098,937	$1,216,637

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$631,548	$626,653	$843,212
Restricted cash	421,509	472,284	373,425
Cash, cash equivalents, and restricted cash at end of period	$1,053,057	$1,098,937	$1,216,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$249,702	$214,583	$182,654
Interest capitalized	120,667	100,607	71,798
Income taxes paid (refunded), net	10,608	24,974	1,789

NON-CASH TRANSACTIONS
Issuance of Teravalis noncontrolling interest	—	33,810	—
MPC land contributed to unconsolidated venture	—	21,450	—
Accrued property improvements, developments, and redevelopments	4,253	131	16,885
Non-cash consideration from sale of properties	5,250	—	—
Special Improvement District bond transfers associated with land sales	13,883	7,774	8,697
Special Improvement District bonds held in third-party escrow	21,290	—	45,425
Capitalized stock compensation	4,669	4,785	2,326
Initial recognition of ASC 842 operating lease ROU asset	—	1,488	6,189
Initial recognition of ASC 842 operating lease obligation	—	1,621	6,189
Accrued repurchase of common shares	—	—	15,492
See Notes to Consolidated Financial Statements.

HHC 2023 FORM 10-K | 59

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

1. Presentation of Financial Statements and Significant Accounting Policies

General On July 17, 2023, The Howard Hughes Corporation (HHC or the Company) announced that its Board of Directors authorized the creation of a holding company structure. On August 11, 2023, upon the consummation of the transaction, Howard Hughes Holdings Inc. (HHH), the new holding company, replaced HHC as the public company trading on the New York Stock Exchange. Existing shares of common stock of HHC were automatically converted, on a one-for-one basis, into shares of common stock of HHH, with the same designations, rights, powers, and preferences, and the same qualifications, limitations, and restrictions, as the shares of HHC common stock immediately prior to the reorganization. HHH became the successor issuer to HHC pursuant to Rule 12g-3 (a) under the Exchange Act and replaced HHC as the public company trading on the New York Stock Exchange under the ticker symbol "HHH."

References to HHC, the Company, we, us, and our refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated. References to HHH refer to the Company’s parent holding company, Howard Hughes Holding Inc., and its consolidated subsidiaries, including the Company, unless otherwise specifically stated. Together with its subsidiaries, HHH develops Master Planned Communities (MPC), invests in other strategic real estate opportunities in the form of entitled and unentitled land and other development rights (Strategic Developments) and owns, manages, and operates real estate assets currently generating revenues (Operating Assets), which may be redeveloped or repositioned from time to time.

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan and the Las Vegas Aviators Triple-A Minor League Baseball team, as well as the Company’s ownership stake in Jean-Georges Restaurants and other partnerships and its 80% interest in the air rights above the Fashion Show Mall in Las Vegas.

HHH is establishing Seaport Entertainment with the intention of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur. The planned separation of Seaport Entertainment will refine the identity of HHH as a pure-play real estate company focused solely on its portfolio of master planned communities and allow the new company, Seaport Entertainment, to operate independently as an entertainment-focused enterprise.

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

Certain amounts in the 2022 Consolidated Balance Sheet have been reclassified to conform to the current presentation. Specifically, the Company reclassified Net investment in lease receivable and Notes receivable, net to Other assets, net within Total assets.

Certain amounts in the 2022 and 2021 Consolidated Statements of Cash Flows have been reclassified to conform to the current balance sheet presentation. Specifically, the Company reclassified the Notes receivable, net from the Accounts receivable, net to Other assets, net within cash flows from operating activities.

Certain amounts in the 2021 Consolidated Statement of Operations have been reclassified to conform to the current presentation. Specifically, the Company reclassified Demolition costs and Development-related marketing costs to Other within Total expenses.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Consolidated Financial Statements up to the date and time this Annual Report was filed.

HHC 2023 FORM 10-K | 60

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

Upon initial consolidation of a VIE, the Company records the assets, liabilities, and noncontrolling interests at fair value and recognizes a gain or loss for the difference between (i) the fair value of the consideration paid, the fair value of noncontrolling interests and the reported amount of any previously held interests and (ii) the net amount of the fair value of the assets and liabilities.

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

The Company periodically assesses the appropriateness of the carrying amount of its equity method investments, as events or changes in circumstance may indicate that a decrease in value has occurred which is other‑than‑temporary. In addition to the property‑specific impairment analysis performed on the underlying assets of the investment, the Company also considers the ownership, distribution preferences, limitations and rights to sell and repurchase its ownership interests. If a decrease in value of an investment is deemed to be other‑than‑temporary, the investment is reduced to its estimated fair value, and an impairment-related loss is recognized in the Consolidated Statements of Operations as a component of Equity in earnings (losses) from investments in unconsolidated ventures.

HHC 2023 FORM 10-K | 61

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired, and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, and the fair value of warrants, debt, and options granted. MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation, and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Additionally, the future cash flow estimates and fair values used for impairment analysis are highly judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace, capitalization rates, selling costs, and estimated holding periods for the applicable assets. Both MPC cost of sale estimates and estimates used in impairment analysis are affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates.

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

Depreciation The Company periodically reviews the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years	Balance Sheet Location
Buildings and improvements	7 - 40	Buildings and Equipment
Equipment and fixtures	5 - 20	Buildings and Equipment
Computer hardware and software, and vehicles	3 - 5	Buildings and Equipment
Tenant improvements	Related lease term	Buildings and Equipment
Leasing costs	Related lease term	Other assets, net

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company’s estimate of their remaining useful lives. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2023, 2022, and 2021.

HHC 2023 FORM 10-K | 62

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Developments Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized before they are placed into service. Costs include planning, engineering, design, direct material, labor, and subcontract costs. Real estate taxes, utilities, direct legal and professional fees related to the sale of a specific unit, interest, insurance costs, and certain employee costs incurred during construction periods are also capitalized. Capitalization commences when the development activities begin and cease when a project is completed, put on hold, or at the date that the Company decides not to move forward with a project. Capitalized costs related to a project where HHC has determined not to move forward are expensed if they are not deemed recoverable. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with redevelopments are expensed as incurred unless the demolition was included in the Company’s development plans and imminent as of the acquisition date of an asset. Once the assets are placed into service, they are depreciated in accordance with the Company’s policy. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Developments consist of the following categories as of December 31:

thousands	2023	2022
Land and improvements	$238,921	$339,540
Development costs	1,033,524	785,487
Total Developments	$1,272,445	$1,125,027

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

The fair value of acquired intangible assets consisting of in-place, above-market, and below-market leases is recorded based on a variety of considerations, some of which incorporate significant unobservable inputs that are classified as Level 3 inputs in the fair value hierarchy. In-place lease considerations include, but are not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e., the market cost to execute a lease, including leasing commissions and tenant improvements); (2) the value associated with lost revenue related to tenant reimbursable operating costs incurred during the assumed lease-up period (i.e., real estate taxes, insurance, and certain other operating expenses); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Above-market and below-market leases are valued at the present value, using a discount rate that reflects the risks associated with the leases acquired, of the difference between (1) the contractual amounts to be paid pursuant to the in-place lease; and (2) management’s estimate of current market lease rates, measured over the remaining non-cancelable lease term, including any below-market renewal option periods.

Impairment HHC reviews its long-lived assets (including those held by its unconsolidated ventures) for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future economic conditions, such as occupancy, rental rates, capital requirements, and sales values that could differ materially from actual results in future periods. If impairment indicators exist and it is expected that undiscounted cash flows generated by the asset are less than its carrying amount, an impairment provision is recorded to write down the carrying amount of the asset to its fair value.

HHC 2023 FORM 10-K | 63

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Impairment indicators for HHC’s assets or projects within MPCs are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. MPC assets have extended life cycles that may last 20 to 40 years, or longer, and have few long‑term contractual cash flows. Further, MPC assets generally have minimal to no residual values because of their liquidating characteristics. MPC development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density, and sales strategy impact the timing and amount of expected future cash flows and fair value.

Impairment indicators for Operating Assets are assessed for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy, ongoing low occupancy, and significant net operating losses.

Impairment indicators for Seaport include, but are not limited to, significant changes in projected completion or stabilization dates, operating revenues or cash flows, development costs, ongoing low occupancy, and market factors.

Impairment indicators for assets in the Strategic Developments are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors, significant decreases in comparable property sale prices, and feasibility.

The cash flow estimates used for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental rates, occupancy, pricing, development costs, sales pace, capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset or, for MPCs, is expensed as a cost of sales when land is sold. Assets that have been impaired will in the future have lower depreciation and cost of sale expenses. The impairment will have no impact on cash flow.

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

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits from buyers and other amounts related to legally restricted deposits, escrowed taxes, insurance, and leasing costs.

Accounts Receivable, net Accounts receivable includes straight-line rent receivables, tenant receivables, and other receivables. On a quarterly basis, management reviews straight-line rent receivables and tenant receivables for collectability. As required under ASC 842 Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease receivable or future lease payment is not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses under ASC 450 Contingencies if the estimated losses are probable and can be reasonably estimated.

The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets as of December 31:

thousands	2023	2022
Straight-line rent receivables	$87,669	$84,145
Tenant receivables	4,780	12,044
Other receivables	22,596	7,248
Accounts receivable, net (a)	$115,045	$103,437
HHC 2023 FORM 10-K | 64

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
(a)As of December 31, 2023, the total reserve balance for amounts considered uncollectible was $15.0 million, comprised of $12.6 million related to ASC 842 and $2.4 million related to ASC 450. As of December 31, 2022, the total reserve balance was $8.9 million, comprised of $3.4 million related to ASC 842 and $5.5 million related to ASC 450.

The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Consolidated Statements of Operations for the years ended December 31:

thousands	Statements of Operations Location	2023	2022	2021
ASC 842 reserve	Rental revenue	$11,272	$(3,715)	$(1,562)
ASC 450 reserve	Provision for (recovery of) doubtful accounts	(2,561)	1,959	(459)
Total (income) expense impact (a)		$8,711	$(1,756)	$(2,021)
(a)Total expense recognized for the year ended December 31, 2023, is primarily comprised of reserves for two retail tenants in Ward Village and an office tenant with leases in both The Woodlands and Summerlin. The ASC 450 recovery amount for the year ended December 31, 2023, primarily relates to the reclassification of the reserve for the two Ward Village tenants to an ASC 842 reserve as full collection is not considered probable.

Municipal Utility District Receivables, net In Houston, Texas, certain development costs are reimbursable through the creation of a Municipal Utility District (MUD), also known as Water Control and Improvement Districts, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (TCEQ). MUDs are formed to provide municipal water, wastewater, drainage services, recreational facilities, and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid, and constructed in accordance with the City of Houston’s and TCEQ requirements.

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

Other Assets, net The major components of Other assets, net include security, escrow, and other deposits; Special Improvement District (SID) receivables; in-place leases; intangibles; Tax increment financing (TIF) receivables; prepaid expenses related to the Company’s properties; condominium inventory; and various other assets.

SID receivables are amounts due from SID bonds related to the Company’s Summerlin MPC. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse the Company for a portion of the development costs incurred in Summerlin.

The Company’s intangibles include in-place lease assets and above-market lease assets where HHC is the lessor, trademark and trade name intangibles related to MPCs, and other intangibles relating to the Company’s Las Vegas Aviators Triple-A professional baseball team. The Company amortizes finite-lived intangible assets less any residual value, if applicable, on a straight-line basis over the term of the related lease or the estimated useful life of the asset.

TIF receivables are amounts which the Company has submitted for reimbursement from Howard County, Maryland, in conjunction with development costs expended on key roads and infrastructure work within the Merriweather District of Downtown Columbia specified per the terms of the county’s TIF legislation, Special Obligation Bonds issued in October 2017, and Grant Disbursement Agreement executed in April 2023.

Notes receivable, net includes non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Subsequent to initial recognition, they are recorded at amortized cost less any provision for impairment as required under ASC 326 - Financial Instruments - Credit Losses.

Condominium inventory includes available for sale units at HHC’s completed condominium towers and is stated at the lower of cost or fair value less selling costs. Condominium inventory includes land acquisition and development costs, construction costs, and interest and real estate taxes that are capitalized during the development period. HHC evaluates condominium inventory for impairment when potential indicators exist. An impairment loss is recognized if the carrying amount of condominium inventory exceeds the fair value less selling costs, which is based on comparable sales in the normal course of business under existing and anticipated market conditions.

HHC 2023 FORM 10-K | 65

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

The amortized cost basis of financing receivables, consisting primarily of MUD and SID receivables, totaled $632.8 million as of December 31, 2023, and $545.4 million as of December 31, 2022. The MUD receivable balance includes accrued interest of $35.8 million at December 31, 2023, and $36.4 million at December 31, 2022. The allowance for credit losses for financing receivables was not material as of December 31, 2023 and 2022, and there was no material activity related to the allowance for credit losses for the years ended December 31, 2023, 2022, and 2021.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company currently does not have significant financing receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written-off during the current period for financing receivables.

Income Taxes HHC is a directly owned subsidiary of HHH and will be included in Howard Hughes Holdings Inc. and Subsidiaries’ U.S. Federal income tax return. The Company’s financial statements recognize the current and deferred income tax consequences that result from HHC’s activities during the current period pursuant to the provisions of ASC 740 Income Taxes as if the Company were a separate taxpayer rather than a member of Howard Hughes Holdings Inc.’s consolidated income tax return group.

In the Company’s MPCs, gains with respect to land sales, whether for commercial use or for single-family residences, are reported for tax purposes either on the modified accrual method or on the percentage-of-completion method. Under the percentage-of-completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations.

Deferred Expenses, net Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to amortization expense using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $60.4 million as of December 31, 2023, and $53.8 million as of December 31, 2022.

Marketing and Advertising Each of the Company’s segments incur various marketing and advertising costs as part of their development, branding, leasing, or sales initiatives. These costs include special events, broadcasts, direct mail and online digital and social media programs, and they are expensed as incurred.

Fair Value of Financial Instruments The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses, and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

Derivative Instruments and Hedging Activities Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of Net Income in the Consolidated Statements of Operations or as a component of Comprehensive Income in the Equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income, and equity. The Company accounts for the changes in the fair value of an effective hedge in other comprehensive income (loss) and subsequently reclassifies the balance from other comprehensive income (loss) to earnings over the term that the hedged transaction affects earnings. The Company accounts for the changes in the fair value of an ineffective hedge directly in earnings.

HHC 2023 FORM 10-K | 66

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Stock-Based Compensation Prior to the consummation of the holding company reorganization discussed above, the Company maintained two equity incentive plans, which include stock options and restricted stock. In 2023, pursuant to the holding company reorganization discussed above, each outstanding share of HHC’s common stock was automatically converted into one share of HHH common stock. HHH assumed all obligations under the equity incentive plans. All stock options and restricted stock outstanding will be settled in HHH stock. The Company applies the provisions of ASC 718 Stock Compensation which requires all share‑based payments to be recognized in the Consolidated Statements of Operations based on their fair values. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. Restricted stock awards are valued using the market price of HHH’s common stock on the grant date. For restricted stock awards with market conditions or performance conditions, the award is valued using a Monte Carlo simulation. The Company records compensation cost for stock-based compensation awards over the requisite service period. If the requisite service period is satisfied, compensation cost is not adjusted unless the award contains a performance condition. If an award contains a performance condition, expense is recognized only for those shares that ultimately vest using the per-share fair value measured at the grant date. The Company recognizes forfeitures as they occur. See Note 11 - Stock-Based Compensation Plans for additional information.

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

These deposits, along with the balance of the contract value, are recognized at closing upon satisfaction of HHC’s performance obligation and transfer of title to the buyer. Real estate project costs directly associated with a condominium project, which are HHC’s costs to fulfill contracts with condominium buyers, are capitalized while all other costs are expensed as incurred. Total estimated project costs include direct costs such as the carrying value of the land, site planning, architectural, construction, and financing costs, as well as indirect cost allocations. The allocations include costs which clearly relate to the specific project, including certain infrastructure and amenity costs which benefit the project as well as others, and are based upon the relative sales value of the units. Furthermore, incremental costs incurred to obtain a contract to sell condominium units are evaluated for capitalization in accordance with ASC 340-40, with incremental costs to fulfill a contract only being capitalized if the costs relate directly to a specifically identified contract, enhance resources to satisfy performance obligations in the future, and are expected to be recovered.

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

The Company receives cash payments in the form of land purchase deposits from homebuilders or other commercial buyers who have contracted to purchase land within the Company’s MPCs, and HHC holds any escrowed deposits in Restricted cash or Cash and cash equivalents based on the terms of the contract. In situations where the Company has completed the closing of a developed land parcel or superpad and consideration is paid in full, but a portion of HHC’s performance obligation relating to the enhancement of the land is still unsatisfied, revenue related to HHC’s obligation is recognized over time. The Company recognizes only the portion of the improved land sale where the improvements are fully satisfied based on a cost input method. The aggregate amount of the transaction price allocated to the unsatisfied obligation is recorded as deferred land sales and is presented in Accounts payable and other liabilities. The Company measures HHC’s unsatisfied obligation based on the costs remaining relative to the total cost at the date of closing.

When residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold. In accordance with ASC 970-360-30-1, when land is sold, costs are allocated to each sold superpad or lot based upon the relative sales value. For purposes of allocating development costs,
HHC 2023 FORM 10-K | 67

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

For Condominium rights and unit sales, Master planned communities land sales, and Builder price participation the Company elected the practical expedient to not adjust promised amount of consideration for the effects of a significant financing component when the expected period between transfer of the promised asset and payment is one year or less.

Rental Revenues Revenue associated with the Company’s operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries, and overage rent.

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

Recoveries from tenants are stipulated in the leases, are generally computed based upon a formula related to real estate taxes, insurance, and other real estate operating expenses, and are generally recognized as revenues in the period the related costs are incurred.

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

Other Land, Rental, and Property Revenues - Over Time and Point in Time Other land revenues recognized over time include ground maintenance revenue, homeowner association management fee revenue, and revenue from providing exclusive cable and internet services at the Company’s MPCs for the benefit of the tenants and owners of the communities. These revenues are recognized over time, as time elapses. The amount of consideration and the duration are fixed, as stipulated in the related agreements, and represent a single performance obligation.

Other land revenues also include transfer fees on the secondary sales of homes in MPCs, forfeitures of earnest money deposits by buyers of HHC’s condominium units, and other miscellaneous items. These items are recognized at a point in time when the real estate closing process is complete or HHC has a legal right to the respective fee or deposit.

Other rental and property revenues related to contracts with customers is generally comprised of baseball-related ticket sales, retail operations, food sales, advertising, and sponsorships. Season ticket sales are recognized over time as games take place. Single tickets and total net sales from retail operations are recognized at a point in time, at the time of sale when payment is received and the customer takes possession of the merchandise. In all cases, the transaction prices are fixed, stipulated in the ticket, contract, or product, and representative in each case of a single performance obligation. Events-related service revenue is recorded at the time the customer receives the benefit of the service.

HHC 2023 FORM 10-K | 68

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

Noncontrolling Interests As of December 31, 2023, Noncontrolling interests is primarily related to the 12% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to Howard Hughes Holdings Inc. Refer to Note 3 - Acquisitions and Dispositions for additional information on Teravalis.

Recently Issued Accounting Standards The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company’s business.

ASU 2020-04, Reference Rate Reform The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform when certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients, that are retained through the end of the hedging relationship. The amendments in this Update are effective as of March 12, 2020, through December 31, 2022. On December 21, 2022, the FASB issued Accounting Standards Update (ASU) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04, from December 31, 2022, to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the transition, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedge transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserved the presentation of derivatives consistent with past presentation. As of December 31, 2023, the Company had no remaining contracts or hedging relationships that referenced LIBOR.
HHC 2023 FORM 10-K | 69

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

2. Investments in Unconsolidated Ventures

In the normal course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of December 31, 2023, the Company does not consolidate the investments below as it does not have a controlling financial interest in these ventures. As such, the Company primarily reports its interests in accordance with the equity method. As of December 31, 2023, these ventures had debt totaling $273.1 million, with the Company’s proportionate share of this debt totaling $134.9 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
thousands except percentages	2023	2022	2023	2022	2023	2022	2021
Equity Method Investments
Operating Assets
110 North Wacker	—%	—%	$—	$—	$—	$4,910	$(74,309)
The Metropolitan (b)	50.0%	50.0%	—	—	33	4,556	582
Stewart Title of Montgomery County, TX	50.0%	50.0%	3,785	4,217	168	1,294	1,860
Woodlands Sarofim	20.0%	20.0%	2,990	3,029	(40)	(13)	96
TEN.m.flats (c)	50.0%	50.0%	—	—	(225)	6,878	974
Master Planned Communities
The Summit (d)	50.0%	50.0%	59,112	49,368	24,787	(30)	59,407
Floreo (e)	50.0%	50.0%	55,880	58,001	(2,121)	(1,377)	(8)
Seaport
The Lawn Club (d)	50.0%	50.0%	1,266	2,553	(1,287)	—	—
Ssäm Bar (d)(e)(f)	50.0%	50.0%	—	5,551	(5,981)	(783)	(1,988)
Tin Building by Jean-Georges (d)(e)(f)	65.0%	65.0%	11,658	6,935	(43,330)	(36,182)	—
Jean-Georges Restaurants (f)	25.0%	25.0%	14,535	45,626	(30,887)	692	—
Strategic Developments
HHMK Development	50.0%	50.0%	10	10	—	—	—
KR Holdings	50.0%	50.0%	486	485	2	797	(221)
West End Alexandria (d)	58.3%	58.3%	56,757	56,617	140	71	—
			206,479	232,392	(58,741)	(19,187)	(13,607)
Other equity investments (g)			13,779	13,779	3,033	4,638	3,755
Investments in unconsolidated ventures			$220,258	$246,171	$(55,708)	$(14,549)	$(9,852)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan was in a deficit position of $10.9 million at December 31, 2023, and $9.0 million at December 31, 2022. These deficit balances are presented in Accounts payable and other liabilities at December 31, 2023 and 2022.
(c)TEN.m.flats was in a deficit position of $4.7 million at December 31, 2023, and $1.8 million at December 31, 2022. The deficit balance is presented in Accounts payable and other liabilities at December 31, 2023 and 2022.
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
(f)These investments were impaired as part of the Seaport impairment recognized in 2023. Refer to specific investment discussion below and Note 4 - Impairment for additional detail.
(g)Other equity investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during 2023, or cumulatively. As of December 31, 2023, Other equity investments primarily includes $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional detail.

HHC 2023 FORM 10-K | 70

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
110 North Wacker The Company formed a partnership with a local developer (the Partnership) during the second quarter of 2017. During the second quarter of 2018, the Partnership executed an agreement with USAA to construct and operate the building at 110 North Wacker through a separate legal entity (the Venture). Construction was completed in the third quarter of 2020.

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

The Lawn Club In January 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (Endorphin Ventures), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial agreement, the Company funded 80% of the cost to construct the restaurant, and Endorphin Ventures contributed the remaining 20%. In October 2023, the members executed an amended LLC agreement, in which the Company will fund 90% of any remaining capital requirements, and
Endorphin Ventures will contribute the remaining 10%.

The Company recognizes its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon return of each member’s contributed capital and a preferred return to HHC, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC to lease 20,000 square feet of the Fulton Market Building for this venture.

Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (Ssäm Bar) with MomoPier, LLC (Momofuku) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognizes its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. During the third quarter of 2023, the Ssäm Bar restaurant closed, and the Company and Momofuku are in the process of dissolving the venture. Additionally, the Company recognized an impairment of $5.0 million related to this investment during the year ended December 31, 2023. See Note 4 - Impairment for additional detail.

Tin Building by Jean-Georges In 2015, the Company formed Fulton Seafood Market, LLC (Tin Building by Jean-Georges), with VS-Fulton Seafood Market, LLC (Fulton Partner), to operate a 53,783 square foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-George Restaurants in March 2022 as discussed below.

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout this report, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the managed business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of the Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening, and operating costs of Fulton Seafood Market LLC. The Fulton Partner is not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022, and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently receives substantially all of the economic interest in the venture. Upon return of the Company’s contributed capital and a preferred return, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

As of December 31, 2023 and 2022, the Tin Building by Jean-Georges is classified as a VIE as the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As the Company is unable to quantify the maximum amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure to loss is currently equal to the $11.7 million carrying value of the investment as of December 31, 2023. The Company funded capital contributions of $48.1 million for the year ended December 31, 2023, and $43.1 million for the year ended December 31, 2022.

The Company recognized an impairment of $1.2 million related to this investment in the year ended December 31, 2023. See Note 4 - Impairment for additional detail.
HHC 2023 FORM 10-K | 71

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

Jean-Georges Restaurants In March 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (Jean-Georges Restaurants) for $45.0 million from JG TopCo LLC (Jean-Georges). Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. The Company accounts for its ownership interest in accordance with the equity method and recorded its initial investment at cost, inclusive of legal fees and transaction costs. Under the terms of the agreement, all cash distributions and the recognition of income-producing activities will be pro rata based on stated ownership interest. The Company recognized an impairment of $30.8 million related to this investment in the year ended December 31, 2023. See Note 4 - Impairment for additional detail.

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. As of December 31, 2023, this warrant has not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

Creative Culinary Management Company, LLC (CCMC), a wholly owned subsidiary of Jean-Georges Restaurants, provides management services for certain retail and food and beverage businesses that the Company owns, either wholly or through partnerships with third parties. The Company’s businesses managed by CCMC include The Tin Building by Jean-Georges, The Fulton and Malibu Farm. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurants as well as the day-to-day operations and accounting for the food and beverage operations.

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

Floreo In the fourth quarter of 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo), for $59.0 million and entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Partners and El Dorado Holdings to develop the first village within the new Teravalis MPC on 3,029 acres of land in the greater Phoenix, Arizona area. The first Floreo land sales were contracted as of December 31, 2023, and are expected to close in the first quarter of 2024.

HHC 2023 FORM 10-K | 72

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
In October 2022, Floreo closed on a $165.0 million financing, with outstanding borrowings of $78.3 million as of December 31, 2023. The Company provided a guarantee on this financing in the form of a collateral maintenance obligation and received a guarantee fee of $5.0 million. The financing and related guarantee provided by the Company triggered a reconsideration event, and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of December 31, 2023, the Company’s maximum exposure to loss as a result of this investment is limited to the $55.9 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

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

Development plans for the remaining 41-acre property include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza and a network of parks and public transportation. Foulger-Pratt manages construction of the development. Demolition began in the second quarter of 2022 and was completed in 2023, with the completion of infrastructure work expected in 2025.

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

thousands	December 31, 2023	December 31, 2022
Consolidated Balance Sheets
Total Assets	$990,138	$878,546
Total Liabilities	580,056	505,643
Total Equity	410,082	372,903

	Year Ended December 31,
thousands	2023	2022	2021
Consolidated Statements of Operations
Revenues	$465,758	$232,786	$377,837
Operating Income	35,903	9,815	145,471
Net income (loss)	11,788	(2,646)	69,904

HHC 2023 FORM 10-K | 73

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

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

Following the execution of the minimum purchase option, the Company entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Member to form Douglas Ranch Development Holding Company (Teravalis). The Company and JDM Member then contributed their interests in the Teravalis Property to Teravalis in exchange for an equity interest. At December 31, 2023, the Company holds 88.0% of the Teravalis interests, and JDM Member holds the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and continues to consolidate Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of December 31, 2023, the Company’s Consolidated Balance Sheets include $541.6 million of Master Planned Community assets, $0.6 million of Accounts Payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis.

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

Dispositions Gains and losses on asset dispositions are recorded to Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations, unless otherwise noted.

Operating Assets Subsequent to period end, in February 2024, the Company completed the sale of Creekside Park Medical Plaza, a 32,689 square-foot medical office building in The Woodlands, Texas, for $14.0 million.

In December 2023, the Company completed the sale of Memorial Hermann Medical Office, a 20,000 square-foot medical office building in The Woodlands, Texas, for $9.6 million resulting in a gain of $3.2 million.

In July 2023, the Company completed the sale of two self-storage facilities with a total of 1,370 storage units in The Woodlands, Texas, for $30.5 million resulting in a gain of $16.1 million.

In March 2023, the Company completed the sale of two land parcels in Honolulu, Hawai‘i, including an 11,929-square-foot building at the Ward Village Retail property, for total consideration of $6.3 million, resulting in a gain of $4.7 million.

In December 2022, the Company completed the sale of Creekside Village Green, a 74,670-square-foot retail property in The Woodlands, Texas, for $28.4 million resulting in a gain of $13.4 million.

In December 2022, the Company completed the sale of Lake Woodlands Crossing, a 60,261-square-foot retail property in The Woodlands, Texas, for $22.5 million resulting in a gain of $12.2 million. The Company retained the underlying land and simultaneously with the sale executed a 99-year ground lease with the buyer, which is classified as an operating lease.
HHC 2023 FORM 10-K | 74

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

In June 2022, the Company completed the sale of the Outlet Collection at Riverwalk, a 264,080-square-foot outlet center located in downtown New Orleans, Louisiana, for $34.0 million resulting in a gain on sale of $4.0 million, inclusive of $0.5 million in related transaction costs.

In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker for $208.6 million. See Note 2 - Investments in Unconsolidated Ventures for additional information.

In September 2021, the Company completed the sale of The Woodlands Resort, The Westin at The Woodlands, and Embassy Suites at Hughes Landing for $252.0 million resulting in a gain on sale of $39.1 million, inclusive of approximately $2.9 million in related transaction costs. Additionally, as part of the sale, the Company repaid $132.3 million of debt directly associated with the properties sold.

Strategic Developments In December 2021, the Company completed the sale of Century Park, a 63-acre, 1,302,597-square-foot campus with 17 office buildings in the West Houston Energy Corridor, for $25.0 million resulting in a loss on sale of $7.4 million, inclusive of approximately $0.4 million in related transaction costs.

In May 2021, the Company completed the sale of Monarch City, a property that comprised approximately 229 acres of undeveloped land in Collin County, Texas, for $51.4 million, resulting in a gain on sale of $21.3 million, inclusive of approximately $1.5 million in related transaction costs.

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

Seaport In 2023, the Company recorded a $709.5 million impairment charge related to the Seaport segment. The Company recognized the impairment due to decreases in estimated future cash flows due to significant uncertainty of future performance as stabilization and profitability are taking longer than expected, pressure on the current cost structure, decreased demand for office space, as well as an increase in the capitalization rate and a decrease in restaurant multiples used to evaluate future cash flows. The Company used a discounted cash flow analysis to determine fair value, with capitalization rates ranging from 5.5% to 6.75%, discount rates ranging from 8.5% to 13.3%, and restaurant multiples ranging from 8.3 to 11.8.

The assumptions and estimates included in the Company’s impairment analysis require significant judgment about future events, market conditions, and financial performance. Actual results may differ from these assumptions. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future.

Operating Assets In 2021, the Company recorded a $13.1 million impairment charge for Century Park, a non-core asset acquired as part of the acquisition of The Woodlands Towers at The Waterway. The Century Park asset included both building and land components. The impairment related to the building component, while the land component was not impaired. The Company recognized an impairment due to decreases in estimated future cash flows and as a result of the impact of a shorter-than-anticipated holding term. The Company used weighted market and income valuation techniques to estimate the fair value of Century Park. Market valuation was based on recent sales of similar commercial properties in and around Houston, Texas. For the income approach, the Company utilized a capitalization rate of 8.75%, probability-weighted scenarios assuming lease-up periods ranging from 24 months to 48 months, and management’s estimate of future lease income and carry costs. In December 2021, the Company completed the sale of Century Park.
HHC 2023 FORM 10-K | 75

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

The following table summarizes the pre-tax impacts of the items mentioned above on the Consolidated Statements of Operations for the years ended December 31:

thousands	Statements of Operations Line Item	2023	2022	2021
Seaport
Buildings and equipment (a)	Provision for impairment	$445,818	$—	$—
Land (a)	Provision for impairment	11,734	—	—
Developments (a)	Provision for impairment	214,940	—	—
Net investment in real estate		672,492	—	—

Investments in unconsolidated ventures (b)	Equity in earnings (losses) from unconsolidated ventures	37,001	—	—
Total Seaport		$709,493	$—	$—

Operating Assets
Buildings and equipment (c)	Provision for impairment	$—	$—	$13,068
Investments in unconsolidated ventures (d)	Equity in earnings (losses) from unconsolidated ventures	—	—	17,673
Total Operating Assets		$—	$—	$30,741
(a)The above table represents the final balance sheet impacts of the 2023 Seaport impairment. Due to an adjustment to the allocation of the impairment between properties, this differs slightly from what was initially reported in the third quarter of 2023. The adjustment did not have an impact on the total impairment amount.
(b)Impairment charges relate to the Company’s investments in Jean-Georges Restaurants, Ssäm Bar, and Tin Building unconsolidated ventures. See Note 2 - Investments in Unconsolidated Ventures for additional information.
(c)Impairment charges related to Century Park as discussed above.
(d)Impairment charges related to the Company’s investment in 110 North Wacker as discussed above.
HHC 2023 FORM 10-K | 76

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

5. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net as of December 31:

thousands	2023	2022
Security, escrow, and other deposits	$81,891	$48,578
Special Improvement District receivable, net	74,899	64,091
In-place leases, net	35,490	39,696
Intangibles, net	21,894	25,170
Other	17,857	12,555
Prepaid expenses	16,984	18,806
Tenant incentives and other receivables, net	10,840	8,252
Interest rate derivative assets	10,318	30,860
TIF receivable, net	6,371	1,893
Net investment in lease receivable	2,883	2,895
Notes receivable, net	1,558	3,339
Condominium inventory	671	22,452
Other assets, net	$281,656	$278,587

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities as of December 31:

thousands	2023	2022
Condominium deposit liabilities	$478,870	$390,253
Construction payables	257,227	260,257
Deferred income	118,432	85,006
Accrued interest	54,301	49,156
Accounts payable and accrued expenses	49,337	36,174
Accrued payroll and other employee liabilities	32,046	30,874
Accrued real estate taxes	30,096	37,835
Tenant and other deposits	29,976	26,100
Other	24,461	28,856
Accounts payable and other liabilities	$1,074,746	$944,511

6. Intangibles

The following table summarizes the Company’s intangible assets and liabilities:

	As of December 31, 2023			As of December 31, 2022
	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount

thousands
Intangible Assets:
Other intangibles (a)	$34,123	$(12,386)	$21,737	$34,123	$(9,110)	$25,013
Indefinite lived intangibles	157	—	157	157	—	157

Tenant leases:
In-place value	54,180	(18,690)	35,490	57,087	(17,391)	39,696
Above-market	292	(261)	31	500	(446)	54
Below-market	(4,255)	3,940	(315)	(4,255)	3,512	(743)
Total indefinite lived intangibles			$157			$157
Total amortizing intangibles			$56,943			$64,020
HHC 2023 FORM 10-K | 77

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
(a)Primarily associated with the Company’s Las Vegas Aviators Triple-A professional baseball team

The tenant in-place, above-market, and below-market lease intangible assets resulted from real estate acquisitions. The in‑place value and above-market value of tenant leases are included in Other assets, net and are amortized over periods that approximate the related lease terms. The below‑market tenant leases are included in Accounts payable and other liabilities and are amortized over the remaining non-cancelable terms of the respective leases. See Note 5 - Other Assets and Liabilities for additional information regarding Other assets, net and Accounts payable and other liabilities.

Net amortization and accretion expense for these intangible assets and liabilities was $7.1 million in 2023, $7.5 million in 2022, and $7.5 million in 2021.

Future net amortization and accretion expense is estimated for each of the five succeeding years as shown below:

thousands	2024	2025	2026	2027	2028
Net amortization and accretion expense	$7,080	$7,242	$7,208	$6,933	$6,881

7. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable Mortgages, notes, and loans payable, net are summarized as follows:

	December 31,
thousands	2023	2022
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,485,494	1,500,841
Special Improvement District bonds	65,627	59,777
Variable-rate debt (a)
Secured Bridgeland Notes	475,000	275,000
Secured mortgages payable	1,276,489	916,570
Unamortized deferred financing costs (b)	(49,990)	(55,005)
Mortgages, notes, and loans payable, net	$5,302,620	$4,747,183
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

As of December 31, 2023, land, buildings and equipment, developments, and other collateral with an aggregate net book value of $4.7 billion have been pledged as collateral for the Company’s debt obligations. Senior notes totaling $2.1 billion and $68.4 million of Secured mortgages payable are recourse to the Company.

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

HHC 2023 FORM 10-K | 78

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Secured Mortgages Payable The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. Certain of the Company’s loans contain provisions that grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. Construction loans related to the Company’s development properties are generally variable-rate, interest-only, and have maturities of five years or less. Debt obligations related to the Company’s operating properties generally require monthly installments of principal and interest.

The following table summarizes the Company’s Secured mortgages payable:

	December 31, 2023				December 31, 2022
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,485,494	3.13% - 8.67%	4.46%	7.2	$1,500,841	3.13% - 7.67%	4.39%	7.4
Variable rate (b)	1,276,489	7.08% - 10.48%	8.73%	2.2	916,570	6.05% - 9.39%	7.36%	2.6
Secured mortgages payable	$2,761,983	3.13% - 10.48%	6.44%	4.9	$2,417,411	3.13% - 9.39%	5.51%	5.6
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of December 31, 2023 and 2022, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 7.98% as of December 31, 2023, and 5.91% as of December 31, 2022. See Note 9 - Derivative Instruments and Hedging Activities for additional information.

The Company’s secured mortgages mature over various terms through September 2052. On certain of its debt obligations, the Company has the option to exercise extension options, subject to certain terms, which may include minimum debt service coverage, minimum occupancy levels or condominium sales levels, as applicable, and other performance criteria. In certain cases, due to property performance not meeting identified covenants, the Company may be required to pay down a portion of the loan to exercise the extension option.

During 2023, the Company’s mortgage activity included draws on existing mortgages of $384.4 million, refinancings of $161.0 million, and repayments of $48.4 million. As of December 31, 2023, the Company’s secured mortgage loans had $1.0 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 7.00% with maturities ranging from 2025 to 2053 as of December 31, 2023, and fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2051 as of December 31, 2022. For the year ended December 31, 2023, $21.3 million in SID bonds were issued and obligations of $13.9 million were assumed by buyers.

Secured Bridgeland Notes In September 2021, the Company closed on a $275.0 million financing with maturity in 2026. This financing is secured by MUD receivables and land in Bridgeland. The loan required a $27.5 million fully refundable deposit and has an interest rate of 7.64% at December 31, 2023, and 6.60% at December 31, 2022. Due to the maturity of one of the Company’s interest rate swaps in September 2023, this financing was not covered by an interest rate derivative at December 31, 2023. The interest rate inclusive of interest rate derivatives was 5.28% at December 31, 2022. In December 2022, the borrowing capacity of this obligation was expanded from $275.0 million to $475.0 million. An additional $200.0 million was drawn in 2023, bringing outstanding borrowings to $475.0 million as of December 31, 2023.

HHC 2023 FORM 10-K | 79

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Debt Compliance As of December 31, 2023, the Company was in compliance with all property-level debt covenants with the exception of five property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets. Additionally, one property-level debt instrument that was not in compliance as of September 30, 2023, is in compliance as of December 31, 2023, but requires two consecutive quarters of compliance to remove the cash flow restriction.

Scheduled Maturities The following table summarizes the contractual obligations relating to the Company’s mortgages, notes, and loans payable as of December 31, 2023:

thousands	Mortgages, notes, and loans payable principal payments
2024	$214,526
2025	527,478
2026	968,964
2027	298,601
2028	835,522
Thereafter	2,507,519
Total principal payments	5,352,610
Unamortized deferred financing costs	(49,990)
Mortgages, notes, and loans payable	$5,302,620

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets that are measured at fair value on a recurring basis. The Company does not have any liabilities that are measured at a fair value on a recurring basis for the periods presented.

	December 31, 2023				December 31, 2022
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$10,318	$—	$10,318	$—	$30,860	$—	$30,860	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

HHC 2023 FORM 10-K | 80

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2023		December 31, 2022
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and restricted cash	Level 1	$1,053,057	$1,053,057	$1,098,937	$1,098,937
Accounts receivable, net (a)	Level 3	115,045	115,045	103,437	103,437
Notes receivable, net (b)	Level 3	1,558	1,558	3,339	3,339

Liabilities:
Fixed-rate debt (c)	Level 2	3,601,121	3,294,431	3,610,618	3,298,859
Variable-rate debt (c)	Level 2	1,751,489	1,751,489	1,191,570	1,191,570
(a)Accounts receivable, net is shown net of an allowance of $15.0 million at December 31, 2023, and $8.9 million at December 31, 2022. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at December 31, 2023, and December 31, 2022.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of December 31, 2023. Refer to Note 7 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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
(a)The fair value was measured as of the impairment date in the third quarter of 2023 using a discounted cash flow analysis to determine fair value, with capitalization rates ranging from 5.5% to 6.75%, discount rates ranging from 8.5% to 13.3%, and restaurant multiples ranging from 8.3 to 11.8. Refer to Note 4 - Impairment for additional information.
HHC 2023 FORM 10-K | 81

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

9. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps, collars, and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate, in exchange for an upfront premium. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Certain of the Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings within Interest expense on the Consolidated Statements of Operations. These derivatives are recorded on a gross basis at fair value on the balance sheet.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of December 31, 2023 and 2022.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. During the years ended December 31, 2023 and 2022, there were no termination events. During the year ended December 31, 2023, the Company recorded an immaterial reduction in Interest expense related to the amortization of a previously terminated swap.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $4.6 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHC 2023 FORM 10-K | 82

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
	Notional	Fixed Interest	Effective	Maturity	December 31,	December 31,
thousands	Amount	Rate (a)	Date	Date	2023	2022
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	285,000	2.00%	3/12/2021	9/15/2023	$—	$5,748
Interest rate cap	83,200	2.00%	3/12/2021	9/15/2023	—	1,677
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	2,274	3,791
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	1,804	3,007
Interest rate collar	53,272	2.00% - 4.50%	6/1/2023	6/1/2025	417	—
Interest rate collar	33,260	2.00% - 4.50%	6/1/2023	6/1/2025	440	—

Derivative instruments designated as hedging instruments:
Interest rate swap	615,000	2.98%	9/21/2018	9/18/2023	$—	$8,262
Interest rate swap	200,000	3.69%	1/3/2023	1/1/2027	117	978
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	28	378
Interest rate cap	74,120	5.00%	12/22/2022	12/21/2025	223	655
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	2,496	3,321
Interest rate swap	34,857	4.89%	11/1/2019	1/1/2032	2,519	3,043

Total fair value derivative assets					$10,318	$30,860
Total fair value derivative liabilities					—	—
Total fair value derivatives asset (liability), net					$10,318	$30,860
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest income related to these contracts was $0.5 million in 2023 and $13.0 million in 2022.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
thousands	2023	2022	2021
Interest rate derivatives	$3,809	$25,657	$5,300

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
thousands	2023	2022	2021
Interest expense	$13,131	$(6,041)	$(12,660)

Credit-risk-related Contingent Features The Company has agreements with certain derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of December 31, 2023.

HHC 2023 FORM 10-K | 83

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

10. Commitments and Contingencies

Litigation In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions are not expected to have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

Timarron Park On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their property and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. On September 8, 2022, the plaintiffs filed a motion for a new trial. On October 21, 2022, the Court denied the motion for a new trial. On November 7, 2022, the Plaintiffs filed their notice of appeal. The Company will continue to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

Waiea The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and as such the Company should be entitled to recover all the repair costs from the general contractor, other responsible parties, and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. Total estimated cost related to the remediation is $155.4 million, inclusive of $16.1 million of additional anticipated costs recognized in 2023. As of December 31, 2023, a total of $8.7 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets.

250 Water Street In 2021, the Company received the necessary approvals for its 250 Water Street development project, which includes a mixed-use development with affordable and market-rate apartments, community-oriented spaces, and office space. In May 2021, the Company received approval from the New York City Landmarks Preservation Commission (LPC) on its proposed design for the 250 Water Street site. The Company received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which allowed the necessary transfer of development rights to the parking lot site. The Company began initial foundation and voluntary site remediation work in the second quarter of 2022 and completed remediation work in December 2023.

The Company has prevailed in various lawsuits filed in 2021 and 2022 challenging the development approvals in order to prevent construction of this project. In September 2021, the New York State Supreme Court dismissed on procedural grounds a lawsuit challenging the LPC approval. In February 2022, an additional lawsuit was filed in New York State Supreme Court by opponents of the project challenging the land use approvals for 250 Water Street previously granted to the Company under the ULURP, and in August 2022 the Court ruled in the Company’s favor, denying all claims of the petitioners. The same petitioners subsequently filed a request to reargue and renew the case, which the Court rejected in January 2023.

HHC 2023 FORM 10-K | 84

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
A separate lawsuit was filed in July 2022 again challenging the Landmarks Preservation Commission approval. In January 2023, a Court ruled in favor of the petitioners vacating the Certificate of Appropriateness (COA) issued by the LPC. The Company immediately appealed this decision to the New York State Supreme Court’s Appellate Division, and on June 6, 2023, an Appellate Division panel of five judges unanimously reversed the lower Court’s decision, reinstating the COA. Subsequently, on June 29, 2023, petitioners filed a motion requesting reargument or, in the alternative, permission to appeal the decision of the Appellate Division to the New York State Court of Appeals. On August 31, 2023, the Appellate denied petitioners’ motion in full. Subsequently, petitioners filed a motion in the Court of Appeals for permission to appeal to that court. The decision on the motion by the Court of Appeals is pending. Although it is not possible to predict with certainty the outcome of petitioners’ motion, such requests are rarely granted and there is no further judicial recourse after the Court of Appeals. If the pending motion for permission to appeal were to be granted by the Court of Appeals, the Company believes the Appellate Division’s ruling will be upheld based on the substantial legal and factual arguments supporting its decision. The lawsuit is not seeking monetary damages as the petitioners are seeking to enjoin the Company from moving forward with the development of 250 Water Street. Because the Company believes that a potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter.

Letters of Credit and Surety Bonds As of December 31, 2023, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $470.4 million. As of December 31, 2022, the Company had outstanding letters of credit totaling $2.1 million and surety bonds totaling $346.3 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Consolidated Balance Sheets. See Note 16 - Leases for further discussion. Contractual rental expense, including participation rent, was $5.3 million for the year ended December 31, 2023, $5.6 million for the year ended December 31, 2022, and $7.2 million for the year ended December 31, 2021. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of December 31, 2023 and 2022, there were no events requiring financial performance under the following guarantees.

Floreo In October 2022, Floreo, the Company’s 50% owned joint venture in Teravalis, closed on a $165 million bond financing with Mizuho Capital Markets, LLC (Mizuho). Outstanding borrowings as of December 31, 2023, were $78.3 million. A wholly owned subsidiary of the Company (HHC Member) provided a guarantee for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the Loan-to-Value (LTV) ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guarantee of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guarantee, which was recognized in Accounts payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2023. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guarantee is equal to the cash collateral that the Company may be obligated to post. As of December 31, 2023, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Tin Building In conjunction with the execution of the ground lease for the Seaport, the Company executed a completion guarantee for the core and shell construction of the Tin Building. The core and shell construction was completed in the fourth quarter of 2021, and the remainder of construction was completed in the third quarter of 2022. The Company received the necessary approvals from the New York City Economic Development Corporation to relinquish the guarantee in early 2023.

Downtown Columbia The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of December 31, 2023, any obligations to pay special taxes are not probable.

HHC 2023 FORM 10-K | 85

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Ward Village As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae‘o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō‘ula, Victoria Place, and The Park Ward Village will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to fulfill the remaining reserved housing guarantee in the community. Ulana Ward Village began construction in early 2023.

11. Stock-Based Compensation Plans

Prior to the consummation of the holding company reorganization discussed in Note 1 - Presentation of Financial Statements and Significant Accounting Policies, the Company maintained stock-based two equity incentive plans, which inlcude stock options and restricted stock. In 2023, pursuant to the holding company reorganization, each outstanding share of HHC's common stock was automatically converted into one share of HHH common stock. HHH assumed all obligations under the equity incentive plans. All stock options and restricted stock outstanding will be settled in HHH stock.

In May 2020, the Company’s shareholders approved The Howard Hughes Corporation 2020 Equity Incentive Plan (the 2020 Equity Plan). Pursuant to the 2020 Equity Plan, 1,350,000 shares of common stock were reserved for issuance. The 2020 Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (collectively, the Awards). Employees, directors, and consultants of the Company are eligible for Awards. The 2020 Equity Incentive Plan is administered by the Compensation Committee of the HHH Board of Directors (Compensation Committee).

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

As of December 31, 2023, there were a maximum of 727,758 HHH shares available for future grants under the 2020 Equity Plan.

The following summarizes stock-based compensation expense, net of amounts capitalized to development projects, for the years ended December 31:

thousands	2023	2022	2021
Stock Options (a)	$336	$250	$227
Restricted Stock (b)	10,847	6,860	7,332
Pre-tax stock-based compensation expense	$11,183	$7,110	$7,559
Income tax benefit	$882	$636	$882
(a)Amounts shown are net of immaterial amounts capitalized to development projects.
(b)Amounts shown are net of $4.6 million capitalized to development projects in 2023, $4.8 million capitalized to development projects in 2022, and $2.2 million capitalized to development projects in 2021.

Stock Options There were no grants or exercises of stock options in 2023. The following table summarizes stock option activity:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2022	258,987	$110.20
Forfeited	(8,000)	106.83
Expired	(116,650)	112.09
Stock options outstanding at December 31, 2023	134,337	$108.76	4.4	$663,915

Stock options vested and expected to vest at December 31, 2023	133,096	$109.08	4.4	$647,298
Stock options exercisable at December 31, 2023	79,500	$131.19	2.4	$—

HHC 2023 FORM 10-K | 86

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The total intrinsic value of stock options exercised was $0.1 million during 2022 and $2.6 million during 2021, based on the difference between the market price at the exercise date and the exercise price. Cash received from stock option exercises was $0.3 million in 2022 and $4.1 million in 2021. The tax benefit from these exercises was immaterial.

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

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	2022	2021
Weighted-average grant date fair value	$37.70	$41.52
Assumptions
Expected life of options (in years)	7.5	7.5
Risk-free interest rate	3.4%	1.2%
Expected volatility	50.3%	36.5%
Expected annual dividend per share	—	—

Generally, options granted vest over requisite service periods, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapse after the five-year anniversary of the grant date.

The balance of unamortized stock option expense as of December 31, 2023, is $0.9 million, which is expected to be recognized over a weighted‑average period of 2.6 years.

Restricted Stock Restricted stock awards issued under the 2020 Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Compensation Committee. Restricted stock awards are granted to certain members of management as well as to HHH’s non‑employee directors as part of their annual retainer. The management awards generally vest over a range of three to five years, and non‑employee director awards generally vest in approximately one year.

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted-average Grant Date Fair Value
Restricted stock outstanding at December 31, 2022	353,463	$75.14
Granted	267,820	83.85
Vested	(119,744)	84.42
Forfeited	(107,841)	68.92
Restricted stock outstanding at December 31, 2023	393,698	$79.94

The grant date fair value of restricted stock is based on the closing price of HHH common stock at grant date. For restricted stock awards that vest based on shareholder returns, the grant date fair value is calculated using a Monte-Carlo approach which simulates HHH’s stock price on the corresponding vesting dates and is reflected at the target level of performance. For restricted stock awards that vest based on net asset value per share, the grant date fair value is calculated using a Monte-Carlo approach which simulates HHH’s net asset value on the vesting date and is reflected at the target level of performance.

The weighted-average grant-date fair value per share of restricted stock granted was $88.19 during 2022 and $83.91 during 2021. The fair value of restricted stock that vested was $9.6 million during 2023, $8.0 million during 2022, and $6.9 million during 2021, based on the HHH market price at the vesting date.

The balance of HHC’s unamortized restricted stock expense as of December 31, 2023, was $20.6 million, which is expected to be recognized over a weighted‑average period of 1.9 years.

HHC 2023 FORM 10-K | 87

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

The following summarizes income tax expense (benefit) for the years ended December 31:

thousands	2023	2022	2021
Current	$108	$18,478	$4,797
Deferred	(163,613)	42,022	10,356
Total	$(163,505)	$60,500	$15,153

Reconciliation of the Income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported Income tax expense (benefit) for the years ended December 31 is as follows:

thousands except percentages	2023	2022	2021
Income (loss) before income taxes	$(714,213)	$245,136	$64,077
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax computed at the U.S. federal statutory rate	$(149,985)	$51,479	$13,456
Increase (decrease) in valuation allowance, net	25,392	1,065	2,378
State income tax expense (benefit), net of federal income tax	(32,023)	5,483	(3,182)
Tax expense (benefit) from other change in rates, prior period adjustments, and other permanent differences	2,014	315	(181)
Tax expense on compensation disallowance	2,604	2,180	1,570
Net (income) loss attributable to noncontrolling interests	(51)	(22)	1,507
Tax expense (benefit) on tax credits	(11,456)	—	(395)
Income tax expense (benefit)	$(163,505)	$60,500	$15,153
Effective tax rate	22.9%	24.7%	23.6%

As of December 31, 2023, the amounts and expiration dates of operating loss carryforwards for tax purposes are as follows:

thousands	Amount
Net operating loss carryforwards - Federal (a)	$51,731
Net operating loss carryforwards - State (b)	587,852
(a)Federal net operating loss carryforwards have an indefinite carryforward period.
(b)State net operating loss carryforwards of $272.1 million have an indefinite carryforward period. The remaining $315.8 million of carryforwards have varying carryforward periods through 2043. A valuation allowance has been recorded against the deferred tax benefit related to a majority of the state net operating loss carryforwards.

HHC 2023 FORM 10-K | 88

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following summarizes tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31:

thousands	2023	2022
Deferred tax assets:
Operating and Strategic Developments properties and fixed assets	$204,228	$22,447
Investments in unconsolidated ventures	11,577	6,698
Accrued expenses	6,924	6,282
Prepaid expenses	2,020	1,972
Other	1,723	—
Operating loss and tax carryforwards	52,317	65,829
Total deferred tax assets	278,789	103,228
Valuation allowance	(62,913)	(39,478)
Total net deferred tax assets	$215,876	$63,750
Deferred tax liabilities:
Master Planned Communities properties	$(208,347)	$(214,046)
Deferred income	(76,908)	(86,104)
Accounts receivable	(18,686)	(17,761)
Other	—	(175)
Total deferred tax liabilities	(303,941)	(318,086)
Total net deferred tax liabilities	$(88,065)	$(254,336)

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

Generally, the Company is currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2020 through 2023. In the Company’s opinion, it has made adequate tax provisions for years subject to examination. However, the final determination of tax examinations and any related litigation could be different from what was reported on the returns.

The Company applies the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues.

The Company recognizes and reports interest and penalties related to unrecognized tax benefits, if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2023, 2022, or 2021, and therefore did not recognize any interest expense or penalties on unrecognized tax benefits.
HHC 2023 FORM 10-K | 89

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

13. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at December 31, 2020	$(38,590)
Derivative instruments:
Other comprehensive income (loss) before reclassifications	5,300
(Gain) loss reclassified to net income	12,660
Pension adjustment	452
Share of investee’s other comprehensive income	5,721
Net current-period other comprehensive income (loss)	24,133
Balance at December 31, 2021	$(14,457)
Derivative instruments:
Other comprehensive income (loss) before reclassifications	25,657
(Gain) loss reclassified to net income	6,041
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Pension adjustment	(183)
Net current-period other comprehensive income (loss)	24,792
Balance at December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	3,809
(Gain) loss reclassified to net income	(13,131)
Pension adjustment	259
Net current-period other comprehensive income (loss)	(9,063)
Balance at December 31, 2023	$1,272
(a)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. Refer to Note 2 - Investments in Unconsolidated Ventures for additional information.

The following table summarizes the amounts reclassified out of AOCI for the years ended December 31:

Accumulated Other Comprehensive Income (Loss) Components thousands			Affected line items in the Statements of Operations
	2023	2022
(Gains) losses on cash flow hedges	$(16,970)	$7,778	Interest expense
Company's share of previously deferred derivative gains	—	(8,636)	Equity in earnings (losses) from unconsolidated ventures
Income taxes on (gains) losses on cash flow hedges	3,839	176	Income tax expense (benefit)
Total reclassifications of (income) loss for the period	$(13,131)	$(682)

14. Common Stock and Equity

On August 11, 2023, upon the consummation of the holding company reorganization transaction, existing shares of common stock of HHC were automatically converted, on a one-for-one basis, into shares of common stock of HHH, the new parent holding company, with the same designations, rights, powers, and preferences, and the same qualifications, limitations, and restrictions, as the shares of HHC common stock immediately prior to the reorganization. As a result of the reorganization, HHC has recorded various intercompany activities as capital transactions, which are reflected in HHC's Consolidated Statements of Equity.

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
HHC 2023 FORM 10-K | 90

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

15. Revenues

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

The following presents the Company’s revenues disaggregated by revenue source for the years ended December 31:

thousands	2023	2022	2021
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$47,707	$677,078	$514,597
Master Planned Communities land sales	370,185	316,065	346,217
Builder price participation	60,989	71,761	45,138
Total	478,881	1,064,904	905,952

Recognized at a point in time or over time:
Other land, rental, and property revenues	139,858	144,481	152,619

Rental and lease-related revenues
Rental revenue	405,363	399,103	369,330
Total revenues	$1,024,102	$1,608,488	$1,427,901

Revenues by segment
Operating Assets revenues	$443,632	$431,834	$442,698
Master Planned Communities revenues	448,452	408,365	409,746
Seaport revenues	81,971	88,468	55,008
Strategic Developments revenues	49,987	679,763	520,109
Corporate revenues	60	58	340
Total revenues	$1,024,102	$1,608,488	$1,427,901

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits, and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2021	$431,177
Consideration earned during the period	(799,401)
Consideration received during the period	826,055
Balance at December 31, 2022	$457,831
Consideration earned during the period	(151,225)
Consideration received during the period	272,722
Balance at December 31, 2023	$579,328

HHC 2023 FORM 10-K | 91

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of December 31, 2023, is $2.8 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$924,789	$411,598	$1,432,456

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

16. Leases

The Company has lease agreements with lease and non-lease components and has elected to aggregate these components into a single component for all classes of underlying assets. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges.

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets and Operating lease obligations on the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases.

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

The Company’s leased assets and liabilities are as follows:

thousands	2023	2022
Operating lease right-of-use assets	$44,897	$46,926
Operating lease obligations	$51,584	$51,321

The components of lease cost for the years ended December 31 are as follows:

thousands	2023	2022
Operating lease cost	$6,829	$7,449
Variable lease cost	975	904
Total lease cost	$7,804	$8,353
HHC 2023 FORM 10-K | 92

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Future minimum lease payments as of December 31, 2023, are as follows:

thousands	Operating Leases
2024	$5,057
2025	3,668
2026	3,368
2027	3,360
2028	3,424
Thereafter	240,646
Total lease payments	259,523
Less: imputed interest	(207,939)
Present value of lease liabilities	$51,584

Other information related to the Company’s lessee agreements is as follows:

Supplemental Consolidated Statements of Cash Flows Information	Year ended December 31,
thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$4,634	$5,718

Other Information	2023	2022
Weighted-average remaining lease term (years)
Operating leases	44.1	43.8
Weighted-average discount rate
Operating leases	7.8%	7.7%

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

	Year ended December 31,
thousands	2023	2022
Total minimum rent payments	$236,350	$229,302

Total future minimum rents associated with operating leases are as follows:

thousands	Total Minimum Rent
2024	$254,076
2025	245,775
2026	227,398
2027	214,671
2028	191,548
Thereafter	822,354
Total	$1,955,822

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

HHC 2023 FORM 10-K | 93

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

17. Segments

The Company has four business segments that offer different products and services. HHC’s four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. Because the Company’s four segments, Operating Assets, MPC, Seaport, and Strategic Developments, are managed separately, the Company uses different operating measures to assess operating results and allocate resources among them. The one common operating measure used to assess operating results for the Company’s business segments is earnings before tax (EBT). EBT, as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments. The Company presents EBT for each segment because the Company use this measure, among others, internally to assess the core operating performance of the Company’s assets. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:
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

Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Year Ended December 31, 2023
Total revenues	$443,632	$448,452	$81,971	$49,987	$1,024,042
Total operating expenses	(210,166)	(193,470)	(103,466)	(80,472)	(587,574)
Segment operating income (loss)	233,466	254,982	(21,495)	(30,485)	436,468
Depreciation and amortization	(170,731)	(418)	(37,791)	(3,963)	(212,903)
Interest income (expense), net	(127,388)	64,291	3,065	16,074	(43,958)
Other income (loss), net	1,843	(102)	(1,290)	690	1,141
Equity in earnings (losses) from unconsolidated ventures	2,969	22,666	(81,485)	142	(55,708)
Gain (loss) on sale or disposal of real estate and other assets, net	23,926	—	—	236	24,162
Gain (loss) on extinguishment of debt	(96)	—	(48)	—	(144)
Provision for impairment	—	—	(672,492)	—	(672,492)
Segment EBT	$(36,011)	$341,419	$(811,536)	$(17,306)	$(523,434)
Corporate income, expenses, and other items					(27,274)
Net income (loss)					(550,708)
Net (income) loss attributable to noncontrolling interests					(243)
Net income (loss) attributable to HHH					$(550,951)

HHC 2023 FORM 10-K | 94

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Year Ended December 31, 2022
Total revenues	$431,834	$408,365	$88,468	$679,763	$1,608,430
Total operating expenses	(194,496)	(173,905)	(104,393)	(504,036)	(976,830)
Segment operating income (loss)	237,338	234,460	(15,925)	175,727	631,600
Depreciation and amortization	(154,626)	(394)	(36,338)	(5,319)	(196,677)
Interest income (expense), net	(89,959)	50,305	3,902	17,073	(18,679)
Other income (loss), net	(1,140)	23	245	1,799	927
Equity in earnings (losses) from unconsolidated ventures	22,263	(1,407)	(36,273)	868	(14,549)
Gain (loss) on sale or disposal of real estate and other assets, net	29,588	—	—	90	29,678
Gain (loss) on extinguishment of debt	(2,230)	—	—	—	(2,230)
Segment EBT	$41,234	$282,987	$(84,389)	$190,238	$430,070
Corporate income, expenses, and other items					(245,434)
Net income (loss)					184,636
Net (income) loss attributable to noncontrolling interests					(103)
Net income (loss) attributable to HHH					$184,533

Year Ended December 31, 2021
Total revenues	$442,698	$409,746	$55,008	$520,109	$1,427,561
Total operating expenses	(209,020)	(193,851)	(77,198)	(436,698)	(916,767)
Segment operating income (loss)	233,678	215,895	(22,190)	83,411	510,794
Depreciation and amortization	(163,031)	(366)	(30,867)	(6,512)	(200,776)
Interest income (expense), net	(75,391)	42,683	357	3,701	(28,650)
Other income (loss), net	(10,746)	—	(3,730)	2,536	(11,940)
Equity in earnings (losses) from unconsolidated ventures	(67,042)	59,399	(1,988)	(221)	(9,852)
Gain (loss) on sale or disposal of real estate and other assets, net	39,168	—	—	13,911	53,079
Gain (loss) on extinguishment of debt	(1,926)	(1,004)	—	—	(2,930)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(45,290)	$316,607	$(58,418)	$83,758	$296,657
Corporate income, expenses, and other items					(247,733)
Net income (loss)					48,924
Net (income) loss attributable to noncontrolling interests					7,176
Net income (loss) attributable to HHH					$56,100
(a)Total revenues includes hospitality revenues of $35.6 million for the year ended December 31, 2021. Total operating expenses includes hospitality operating costs of $30.5 million for the year ended December 31, 2021. In September 2021, the Company completed the sale of its three hospitality properties. Refer to Note 3 - Acquisitions and Dispositions for additional information.

The following represents assets by segment and the reconciliation of total segment assets to Total assets in the Consolidated Balance Sheets as of December 31:

thousands	2023	2022
Operating Assets	$3,577,694	$3,448,823
Master Planned Communities	3,358,821	3,272,655
Seaport (a)	485,898	1,166,950
Strategic Developments	1,638,955	1,359,180
Total segment assets	9,061,368	9,247,608
Corporate	514,244	355,855
Total assets	$9,575,612	$9,603,463
(a)In 2023, the Company recorded a $709.5 million impairment charge related to the Seaport segment. Refer to Note 4 - Impairment for additional information.
HHC 2023 FORM 10-K | 95

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements (f)	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Bridgeland
Bridgeland	Cypress, TX	MPC	$475,000	$260,223	$—	$272,809	$1,720	$533,032	$1,720	$534,752	$(860)		2004
Bridgeland Predevelopment	Cypress, TX	Development	—	—	10,904	—	—	—	10,904	10,904	—
Houston Ground Leases - Bridgeland	Cypress, TX	Other	—	3,935	—	—	—	3,935	—	3,935	—		Various
Lakeland Village Center at Bridgeland	Cypress, TX	Retail	—	2,404	11,135	—	3,489	2,404	14,624	17,028	(3,258)	2015	2016
Lakeside Row	Cypress, TX	Multi-family	35,500	812	42,875	—	703	812	43,578	44,390	(7,496)	2018	2019
Starling at Bridgeland	Cypress, TX	Multi-family	37,946	1,511	57,505	—	—	1,511	57,505	59,016	(2,459)	2021	2022
Wingspan	Cypress, TX	Multi-family	27,827	1,214	63,680	—	—	1,214	63,680	64,894	(368)	2022	2023
Columbia (g)
Color Burst Park Retail (h)	Columbia, MD	Retail	—	337	6,945	10	2,157	347	9,102	9,449	(832)	2019	2020
Columbia Office Properties (i)	Columbia, MD	Office	—	1,175	14,394	—	(1,294)	1,175	13,100	14,275	(6,730)		2004 / 2007
Columbia Parking Garages (i)	Columbia, MD	Other	—	—	42,940	—	(157)	—	42,783	42,783	(5,794)	Various	Various
Columbia Predevelopment	Columbia, MD	Development	—	—	36,236	—	—	—	36,236	36,236	—
Juniper	Columbia, MD	Multi-family	117,000	3,923	112,435	—	7,124	3,923	119,559	123,482	(16,230)	2018	2020
10285 Lakefront Medical Office (h)	Columbia, MD	Development	4,400	—	27,195	—	—	—	27,195	27,195	—	2022
Lakefront District	Columbia, MD	Development	—	400	80,053	(400)	(45,892)	—	34,161	34,161	—		Various
One Mall North	Columbia, MD	Office	6,855	7,822	10,818	—	2,035	7,822	12,853	20,675	(5,860)		2016
Marlow	Columbia, MD	Multi-family	72,823	4,088	130,083	—	—	4,088	130,083	134,171	(5,048)	2021	2022
6100 Merriweather (i)	Columbia, MD	Office	76,000	2,550	86,867	—	2,762	2,550	89,629	92,179	(12,987)	2018	2019
One Merriweather (i)	Columbia, MD	Office	49,800	1,433	56,125	—	1,617	1,433	57,742	59,175	(14,592)	2015	2017
Two Merriweather	Columbia, MD	Office	25,600	1,019	33,016	—	5,302	1,019	38,318	39,337	(7,877)	2016	2017
Merriweather District	Columbia, MD	Development	—	—	76,808	—	8,492	—	85,300	85,300	—		2015
Merriweather Row (h)	Columbia, MD	Office	67,265	24,685	94,824	—	51,706	24,685	146,530	171,215	(38,982)		2012/2014
Rouse Building (h)	Columbia, MD	Retail	22,865	—	28,865	—	3,063	—	31,928	31,928	(9,198)	2013	2014
Teravalis
Teravalis	Phoenix, AZ	MPC	—	544,546	312	278	4	544,824	316	545,140	(58)		2021
Seaport
Historic District Area / Uplands	New York, NY	Retail	—	—	7,884	—	66,012	—	73,896	73,896	(30,799)	2013	2016
Pier 17	New York, NY	Retail	—	—	468,476	—	(218,115)	—	250,361	250,361	(109,036)	2013	2018
85 South Street	New York, NY	Multi-family	—	15,913	8,137	(11,735)	(563)	4,178	7,574	11,752	(6,248)		2014
Tin Building	New York, NY	Retail	—	—	61,872	—	—	—	61,872	61,872	(13,963)	2017	2022
250 Water Street	New York, NY	Development	115,000	—	179,471	—	(83,450)	—	96,021	96,021	—		2018
199 Water Street, 28th Floor (j)	New York, NY	Lease	—	—	14,054	—	782	—	14,836	14,836	(12,563)	Various	Various
Summerlin
Aristocrat	Las Vegas, NV	Office	33,987	5,004	34,588	—	152	5,004	34,740	39,744	(6,801)	2017	2018
Constellation	Las Vegas, NV	Multi-family	24,200	3,069	39,759	—	2,264	3,069	42,023	45,092	(9,339)		2017
Downtown Summerlin (k)(l)	Las Vegas, NV	Retail/Office	1,732	30,855	364,100	—	30,257	30,855	394,357	425,212	(128,533)	2013	2014 / 2015
Hockey Ground Lease (k)	Las Vegas, NV	Other	161	—	—	6,705	2,198	6,705	2,198	8,903	(348)		2017
Las Vegas Ballpark (m)	Las Vegas, NV	Other	42,990	5,318	124,391	—	2,222	5,318	126,613	131,931	(30,599)	2018	2019
Meridian (h)	Las Vegas, NV	Development	—	—	37,533	—	—	—	37,533	37,533	—	2022
1700 Pavilion (k)	Las Vegas, NV	Office	57,460	1,700	101,760	—	—	1,700	101,760	103,460	(3,149)	2021	2022
HHC 2023 FORM 10-K | 96

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements (f)	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Two Summerlin (k)	Las Vegas, NV	Office	40,865	3,037	47,104	—	1,999	3,037	49,103	52,140	(10,810)	2017	2018
Summerlin (k)	Las Vegas, NV	MPC	63,322	990,179	—	89,747	1,076	1,079,926	1,076	1,081,002	(619)		2004
Summerlin Grocery Anchored Center (k)	Las Vegas, NV	Development	114	—	10,460	—	—	—	10,460	10,460	—	2023
Summerlin Predevelopment	Las Vegas, NV	Development	—	—	12,796	—	—	—	12,796	12,796	—
Tanager (k)	Las Vegas, NV	Multi-family	58,633	7,331	53,978	—	351	7,331	54,329	61,660	(9,422)	2017	2019
Tanager Echo (k)	Las Vegas, NV	Multi-family	59,007	2,302	85,329	—	—	2,302	85,329	87,631	(1,750)	2021	2023
The Woodlands
Creekside Park	The Woodlands, TX	Multi-family	37,615	729	40,116	—	891	729	41,007	41,736	(8,400)	2017	2018
Creekside Park Medical Plaza (n)	The Woodlands, TX	Office	—	306	8,361	—	—	306	8,361	8,667	(241)	2022	2022
Creekside Park The Grove	The Woodlands, TX	Multi-family	57,000	1,876	52,382	—	213	1,876	52,595	54,471	(5,518)	2019	2021
Creekside Park West	The Woodlands, TX	Retail	15,969	1,228	17,922	—	1,122	1,228	19,044	20,272	(2,603)	2018	2019
Houston Ground Leases - The Woodlands	The Woodlands, TX	Other	—	14,582	2,582	—	—	14,582	2,582	17,164	(275)		Various
One Hughes Landing	The Woodlands, TX	Office	46,938	1,678	34,761	—	(3,193)	1,678	31,568	33,246	(10,614)	2012	2013
Two Hughes Landing	The Woodlands, TX	Office	45,445	1,269	34,950	—	(2,692)	1,269	32,258	33,527	(11,483)	2013	2014
Three Hughes Landing	The Woodlands, TX	Office	70,000	2,626	46,372	—	32,342	2,626	78,714	81,340	(23,027)	2014	2016
1725 Hughes Landing Boulevard	The Woodlands, TX	Office	61,221	1,351	36,764	—	24,841	1,351	61,605	62,956	(16,959)	2013	2015
1735 Hughes Landing Boulevard	The Woodlands, TX	Office	59,134	3,709	97,651	—	(305)	3,709	97,346	101,055	(34,797)	2013	2015
Hughes Landing Daycare	The Woodlands, TX	Other	—	138	—	—	—	138	—	138	—	2018	2019
Hughes Landing Retail	The Woodlands, TX	Retail	32,166	5,184	32,562	—	803	5,184	33,365	38,549	(11,027)	2013	2015
1701 Lake Robbins	The Woodlands, TX	Retail	—	1,663	3,725	—	856	1,663	4,581	6,244	(1,139)		2014
2201 Lake Woodlands Drive	The Woodlands, TX	Office	—	3,755	—	—	1,210	3,755	1,210	4,965	(658)		2011
Lakefront North	The Woodlands, TX	Office	50,000	10,260	39,357	—	17,535	10,260	56,892	67,152	(10,798)		2018
One Lakes Edge	The Woodlands, TX	Multi-family	66,370	1,057	81,768	—	901	1,057	82,669	83,726	(22,839)	2013	2015
Two Lakes Edge	The Woodlands, TX	Multi-family	105,000	1,870	96,349	—	962	1,870	97,311	99,181	(14,517)	2018	2020
Millennium Six Pines	The Woodlands, TX	Multi-family	42,234	4,000	54,624	7,225	1,024	11,225	55,648	66,873	(15,426)		2016
Millennium Waterway	The Woodlands, TX	Multi-family	51,000	15,917	56,002	—	2,494	15,917	58,496	74,413	(25,240)		2012
8770 New Trails	The Woodlands, TX	Office	34,857	2,204	35,033	—	80	2,204	35,113	37,317	(6,358)	2019	2020
9303 New Trails	The Woodlands, TX	Office	7,352	1,929	11,915	—	1,618	1,929	13,533	15,462	(4,340)		2011
1 Riva Row	The Woodlands, TX	Development	1	—	18,385	—	—	—	18,385	18,385	—	2023
3831 Technology Forest Drive	The Woodlands, TX	Office	19,192	514	14,194	—	1,813	514	16,007	16,521	(7,258)	2014	2014
The Lane at Waterway	The Woodlands, TX	Multi-family	37,500	2,029	40,033	—	456	2,029	40,489	42,518	(5,186)	2019	2020
The Woodlands	The Woodlands, TX	MPC	—	269,411	9,814	(96,758)	(9,744)	172,653	70	172,723	(70)		2011
The Woodlands Parking Garages	The Woodlands, TX	Other	—	5,857	—	2,497	15,066	8,354	15,066	23,420	(3,832)		2011 / 2013
The Woodlands Predevelopment	The Woodlands, TX	Development	—	—	49,643	—	—	—	49,643	49,643	(1,193)
The Woodlands Towers at the Waterway (o)	The Woodlands, TX	Office	362,537	11,044	437,561	—	38,140	11,044	475,701	486,745	(62,368)		2019
The Woodlands Warehouse	The Woodlands, TX	Other	13,700	4,480	4,389	—	103	4,480	4,492	8,972	(718)		2019
20/25 Waterway Avenue	The Woodlands, TX	Retail	14,500	2,346	8,871	—	575	2,346	9,446	11,792	(3,088)		2011
3 Waterway Square	The Woodlands, TX	Office	41,610	748	42,214	—	(2,758)	748	39,456	40,204	(16,477)	2012	2013
4 Waterway Square	The Woodlands, TX	Office	21,530	1,430	51,553	—	7,610	1,430	59,163	60,593	(22,918)		2011
Waterway Square Retail (h)	The Woodlands, TX	Retail	—	1,341	4,255	—	1,314	1,341	5,569	6,910	(1,802)		2011
1400 Woodloch Forest	The Woodlands, TX	Office	—	1,570	13,023	—	5,538	1,570	18,561	20,131	(7,171)		2011
The Woodlands Hills
The Woodlands Hills	Conroe, TX	MPC	—	99,284	—	15,955	43	115,239	43	115,282	(23)		2014
HHC 2023 FORM 10-K | 97

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements (f)	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Ward Village
‘A‘ali‘i	Honolulu, HI	Condominium	—	—	714	—	1,188	—	1,902	1,902	(47)	2018	2021
Ae‘o	Honolulu, HI	Condominium	—	—	1,162	—	—	—	1,162	1,162	(146)	2016	2018
Anaha	Honolulu, HI	Condominium	—	—	1,097	—	—	—	1,097	1,097	(167)	2014	2017
Ke Kilohana	Honolulu, HI	Condominium	—	—	656	—	—	—	656	656	(77)	2016	2019
Kewalo Basin Harbor	Honolulu, HI	Other	10,984	—	24,116	—	(786)	—	23,330	23,330	(5,960)	2017	2019
Kō‘ula	Honolulu, HI	Condominium	—	—	1,184	—	—	—	1,184	1,184	(43)	2019	2022
The Park Ward Village	Honolulu, HI	Development	41,242	—	156,957	—	—	—	156,957	156,957	(3,427)	2022
Ulana Ward Village	Honolulu, HI	Development	31,527	—	115,061	—	—	—	115,061	115,061	(594)	2023
Victoria Place	Honolulu, HI	Development	197,017	—	373,729	—	—	—	373,729	373,729	(6,210)	2021
Waiea	Honolulu, HI	Condominium	—	—	1,206	—	417	—	1,623	1,623	(253)	2014	2017
Ward Predevelopment	Honolulu, HI	Development	37,617	—	193,023	—	—	—	193,023	193,023	(7,771)	2013
Ward Village Retail	Honolulu, HI	Retail	175,000	164,548	138,723	(105,692)	289,422	58,856	428,145	487,001	(132,829)		Various
Total excluding Corporate and Deferred financing costs			3,302,610	2,568,718	5,160,466	180,641	277,115	2,749,359	5,437,581	8,186,940	(1,028,495)
Corporate	Various		2,050,000	885	1,027	(885)	11,513	—	12,540	12,540	(3,731)
Deferred financing costs	N/A		(49,990)
		Total	$5,302,620	$2,569,603	$5,161,493	$179,756	$288,628	$2,749,359	$5,450,121	$8,199,480	$(1,032,226)
(a)Refer to Note 7 - Mortgages, Notes, and Loans Payable, Net for additional information.
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
(d)The aggregate cost of land, building, and improvements for federal income tax purposes is approximately $7.3 billion.
(e)Reductions in Land reflect transfers to Buildings and Improvements for projects which the Company is internally developing.
(f)Depreciation is based upon the useful lives in Note 1 - Presentation of Financial Statements and Significant Accounting Policies.
(g)Columbia MPC land development is complete, and the sale of remaining land or development of additional commercial assets will occur as the market dictates. As such, the remaining Columbia land was transferred to the Strategic Developments segment in the first quarter of 2023.
(h)In 2023, the Company rebranded Color Burst Park Retail (formerly Merriweather District Area 3 Retail), 10285 Lakefront Medical Office (formerly South Lake Medical Office Building), Merriweather Row (formerly 10 - 70 Columbia Corporate Center), Rouse Building (formerly Columbia Regional Building), Meridian (formerly Summerlin South Office), and Waterway Square Retail (formerly Waterway Garage Retail).
(i)In 2023, the Company reclassed the freestanding Columbia Parking Garages from Columbia Office Properties, 6100 Merriweather, and One Merriweather to Columbia Parking Garages.
(j)The 199 Water Street, 28th Floor line relates to tenant improvement for the Seaport office lease.
(k)Encumbrances balance either represents or is inclusive of SIDs.
(l)Downtown Summerlin includes the One Summerlin office property, which was placed in service in 2015.
(m)Includes the Las Vegas Aviators.
(n)Subsequent to period end, in February 2024, the Company completed the sale of Creekside Park Medical Plaza, a 32,689 square-foot medical office building in The Woodlands, Texas, for $14.0 million.
(o)The Woodlands Towers at the Waterway includes 1201 Lake Robbins and 9950 Woodloch Forest.
HHC 2023 FORM 10-K | 98

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

Reconciliation of Real Estate
thousands	2023	2022	2021
Balance at January 1	$8,095,172	$7,776,555	$7,319,133
Change in land	403,633	396,125	896,508
Additions	817,308	750,610	657,760
Impairments	(672,492)	—	(13,068)
Dispositions, write-offs, and land and condominium costs of sales	(444,141)	(828,118)	(1,083,778)
Balance at December 31	$8,199,480	$8,095,172	$7,776,555

Reconciliation of Accumulated Depreciation
thousands	2023	2022	2021
Balance at January 1	$867,700	$743,311	$634,064
Depreciation Expense	195,630	180,201	185,418
Dispositions and write-offs	(31,104)	(55,812)	(76,171)
Balance at December 31	$1,032,226	$867,700	$743,311

HHC 2023 FORM 10-K | 99

Table of Contents Index to Financial Statements
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

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
HHC 2023 FORM 10-K | 100

Table of Contents Index to Financial Statements

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

This section has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

This section has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

This section has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This section has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

Accountant fees and services paid to KPMG LLP, the Company’s independent auditors, are included in amounts paid by HHH on behalf of HHC. Information on HHH’s principal accountant fees and services is incorporated by reference to the relevant information included in HHH’s proxy statement for its 2024 Annual Meeting of Stockholders.
HHC 2023 FORM 10-K | 101

Table of Contents Index to Financial Statements

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements and Schedule listed in the Index to this Form 10-K on page 48 are filed as part of this Annual Report. No additional financial statement schedules are presented as the required information is not applicable, not present in amounts sufficient to require submission of the schedule, or because the information required is enclosed in the Consolidated Financial Statements and notes thereto.

(b)Exhibits.

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of August 11, 2023, by and among The Howard Hughes Corporation, Howard Hughes Holdings Inc. and HHC Merger Sub Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K12B, filed August 11, 2023)

3.1
Third Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation, dated August 11, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 11, 2023)

3.2	Second Amended and Restated Bylaws of The Howard Hughes Corporation, dated August 11, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 11, 2023)

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.1
Indenture, dated as of March 16, 2017 by and between The Howard Hughes Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 21, 2017)

4.1.1
Second Supplemental Indenture, dated as of August 18, 2020, to the indenture dated as of March 16, 2017 and first supplemented as of June 15, 2017, by and among HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC, The Howard Hughes Corporation and Wells Fargo Bank, National Association, as the trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 21, 2020)

4.1.2
Third Supplemental Indenture, dated as of October 2, 2020, to the indenture dated as of March 16, 2017, as first supplemented on June 15, 2017 and as further supplemented on August 18, 2020, among The Howard Hughes Corporation, HH Woodlands Tower Holdings, LLC, API/ HHC Lake Robbins Holding Company, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed October 7, 2020)

4.1.3
Fourth Supplemental Indenture, dated as of February 2, 2021, to the indenture dated as of March 16, 2017, by and among The Howard Hughes Corporation, HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as the trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed February 4, 2021)

4.2
Indenture, dated as of August 18, 2020, by and among The Howard Hughes Corporation, HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 21, 2020)

4.2.1
First Supplemental Indenture, dated as of October 2, 2020, to the indenture dated as of August 18, 2020, among The Howard Hughes Corporation, HH Woodlands Tower Holdings, LLC, API/ HHC Lake Robbins Holding Company, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 7, 2020)

4.3
Indenture, dated as of February 2, 2021, by and among The Howard Hughes Corporation, HHC Warehouse Holding Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 4, 2021)

4.4
Indenture, dated as of February 2, 2021, by and among The Howard Hughes Corporation, HHC Warehouse Holding Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed February 4, 2021)

HHC 2023 FORM 10-K | 102

Table of Contents Index to Financial Statements

10.1
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2*	Saul Scherl offer letter, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.3
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

10.4
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

10.5
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

10.6*	Saul Scherl Employment Letter, dated as of February 12, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

10.7
Share Purchase Agreement, dated March 27, 2020, by and among The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2020)

10.8*
Employment Separation Agreement and Release, dated as of February 8, 2020, by and between The Howard Hughes Corporation and Simon Treacy (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

10.9*
2021 Offer Letter, effective March 10, 2021, by and between The Howard Hughes Corporation and Saul Scherl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 15, 2021)

10.10*
Employment Agreement, effective April 19, 2021, by and between The Howard Hughes Corporation and Correne Loeffler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2021)

10.11*
Separation and Release Agreement, by and between Correne S. Loeffler and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2022)

10.12*
Assignment and Assumption Agreement by and between The Howard Hughes Corporation and Howard Hughes Holdings Inc., dated as of August 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B, filed August 11, 2023)

10.13*
Employment Agreement between Howard Hughes Holdings Inc. and Anton Nikodemus dated September 29, 2023 (incorporated by reference to Exhibit 10.1 to the Howard Hughes Holdings Inc. Current Report on Form 8-K, filed October 5, 2023)

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
HHC 2023 FORM 10-K | 103

Table of Contents Index to Financial Statements

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
++    Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021, (iii) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (vi) the Notes to Consolidated Financial Statements.
HHC 2023 FORM 10-K | 104

Table of Contents Index to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HOWARD HUGHES CORPORATION

/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer	February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. O’Reilly	Chief Executive Officer	February 27, 2024
David R. O’Reilly	(Principal Executive Officer)

/s/ Carlos A. Olea	Chief Financial Officer	February 27, 2024
Carlos A. Olea	(Principal Financial Officer)

/s/ Elena Verbinskaya	Chief Accounting Officer	February 27, 2024
Elena Verbinskaya	(Principal Accounting Officer)

/s/ David R. O’Reilly	Director	February 27, 2024
David R. O’Reilly
HHC 2023 FORM 10-K | 105