Form 10-K
period 2024-12-31
Howard Hughes Corp
filed 2025-02-28
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐	Non-accelerated filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2024: N/A
The number of shares of common stock outstanding as of February 19, 2025 was 10. These shares are 100% owned by Howard Hughes Holdings Inc.
OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Howard Hughes Holdings Inc. Proxy Statement for its 2025 Annual Meeting of Stockholders have been incorporated by reference into Part III hereof.

Table of Contents Index to Financial Statements

Table of Contents Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K (Annual Report), references to the “Company,” “HHC,” “we,” “us,” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). All statements other than statements of historical fact included in this Annual Report are forward-looking statements. We claim the protection of the Safe Harbor contained in the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, or business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “will,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees. We acknowledge that in the event that a transaction contemplated by the unsolicited proposals by Pershing Square Capital Management LP (Pershing Square) to acquire additional shares of HHH’s common stock (collectively, the Pershing Square Proposals) take the form of a tender offer, Safe Harbor protections would not apply to statements made in connection to the Pershing Square Proposals.

Forward-looking statements include:

–accelerated growth in our core Master Planned Communities assets
–expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–forecasts of our future economic performance
–expected capital required for our operations and development opportunities for our properties
–impact of technology on our operations and business
–expected performance of our segments
–expected commencement and completion for property developments and timing of sales or rentals of certain properties
–estimates of our future liquidity, development opportunities, development spending and management plans; and
–descriptions of assumptions underlying or relating to any of the foregoing

These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–our ability to realize the anticipated benefits of the spinoff of Seaport Entertainment Group Inc. that we completed in 2024, as well as other effects the spinoff may have on our ongoing business
–the effects of the Pershing Square Proposals, and our response thereto, upon HHH and our business and personnel
–macroeconomic conditions such as volatility in capital markets, unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and changes in trade policies (including with respect to tariffs), and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail, and office sectors
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–interest rate volatility and inflation
–the availability of debt and equity capital
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–general inflation, including core and wage inflation; commodity and energy price and currency volatility; as well as monetary, fiscal and policy interventions in anticipation of our reaction to such events, including increases in interest rates
–mismatch of supply and demand, including interruptions of supply lines
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of water and electricity shortages
–contamination of our property by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our or our vendors’ data security
–losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
HHC 2024 FORM 10-K | 2

Table of Contents Index to Financial Statements
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes, and requirements to transfer control to a condominium association’s board of directors in certain situations, as well as potential defaults by purchasers on their obligations to purchase condominiums
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our indebtedness, including our $750,000,000 5.375% Senior Notes due 2028, $650,000,000 4.125% Senior Notes due 2029 and $650,000,000 4.375% Senior Notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–catastrophic events or geopolitical conditions, such as international armed conflicts, or the occurrence of epidemics or pandemics; and
–the other risks described in Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Narrative Analysis of Results of Operations of this Annual Report

Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations, plans, objectives, future performance, or financial condition. Other factors not described in this Annual Report also could cause results to differ from our expectations. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

HHC 2024 FORM 10-K | 3

BUSINESS	Table of Contents Index to Financial Statements

PART I

Item 1.  Business

OVERVIEW

General On August 11, 2023, Howard Hughes Holdings Inc. (HHH), a new holding company, replaced The Howard Hughes Corporation (HHC or the Company) as the public company trading on the New York Stock Exchange. Existing shares of common stock of HHC were automatically converted, on a one-for-one basis, into shares of common stock of HHH, with the same designations, rights, powers, and preferences, and the same qualifications, limitations, and restrictions, as the shares of HHC common stock immediately prior to the reorganization. HHH became the successor issuer to HHC pursuant to Rule 12g-3 (a) under the Exchange Act and replaced HHC as the public company trading on the New York Stock Exchange under the ticker symbol "HHH."

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

As the spinoff of SEG represents a strategic shift in the Company’s operations, the results of SEG are presented as discontinued operations for all periods throughout this Annual Report. See Note 2 - Discontinued Operations in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information.

Business Overview The Company’s award-winning assets include one of the nation's largest portfolios of master planned communities (MPCs), spanning approximately 101,000 gross acres, as well as operating properties, strategic developments, and other assets across five states. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. Our unique business model allows us to seek attractive risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

We operate through three business segments: Operating Assets, MPCs, and Strategic Developments. We create a continuous value-creation cycle through operational and financial synergies associated with these three business segments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, multifamily, and hospitality offerings. We build these commercial properties through our Strategic Developments business at the appropriate times, which helps mitigate development risk, using the cash flow harvested from the sale of land to homebuilders. Once the commercial developments are completed, the assets transition to our Operating Assets segment, which increases recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle.

HHC 2024 FORM 10-K | 4

BUSINESS	Table of Contents Index to Financial Statements
Our assets are located across the United States, with the vast majority of the assets in our Operating Assets segment located within our MPCs. This helps us achieve scale and, in most cases, critical mass, which leads to pricing power in lease and vendor negotiations; increased ability to attract, hire, and retain the best local leadership and leasing teams; flexibility to meet changing customer demands; and enhanced ability to identify and capitalize on emerging opportunities. Our MPCs, including Floreo, our unconsolidated joint venture, span approximately 101,000 gross acres, with approximately 21,000 residential acres of land remaining to be developed and sold in high-demand geographic areas. In addition to the residential land, our MPC segment contains approximately 14,000 acres designated for commercial development or sale to non-competing users such as hospitals. This land is held in our MPC segment until we identify demand for a new commercial development, at which point the land is transitioned into our Strategic Developments segment.

HHC was incorporated in Delaware on July 1, 2010. Financial information about each of our segments is presented in Note 18 - Segments in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.

BUSINESS SEGMENTS

The following further describes our three business segments and provides a general description of the assets comprising these segments. Refer to Item 2. Properties for additional detail on individual properties, including assets by reportable segment, geographic location, and predominant use at December 31, 2024. This section should be referred to when reading Item 7. Management’s Narrative Analysis of Results of Operations, which contains information about our financial results and operating performance for our business segments.

Operating Assets

We have developed many of the assets in our Operating Assets segment since the Company’s inception in 2010. As of December 31, 2024, we have 74 Operating Assets, including our investments in unconsolidated ventures, consisting of 12 retail properties, 36 office properties, 17 multifamily properties, and 9 other operating properties or investments. Excluding our projects under construction, we own approximately 9.2 million square feet of retail and office space and 5,587 multifamily units.

We believe that the long-term value of our Operating Assets is driven by their concentration in our MPCs, where we believe we have a competitive advantage. We believe that these assets have the potential for future growth by increasing rental rates, absorbing remaining vacancy, and changing the tenant mix in retail centers to improve gross sales revenue of our tenants, thereby increasing rents. Revenue is primarily generated through rental services and is directly impacted by trends in rental rates and operating costs.

We will also occasionally sell an operating asset when it does not complement our existing properties or no longer fits within our current strategy. In 2024, the Company completed the sale of four non-core ground leases and a medical office building in The Woodlands, and a retail property in Bridgeland for total proceeds of $51.6 million.

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

HHC 2024 FORM 10-K | 5

BUSINESS	Table of Contents Index to Financial Statements

Master Planned Communities

As of December 31, 2024, our portfolio of MPCs was comprised of Summerlin in Las Vegas; The Woodlands, The Woodlands Hills and Bridgeland in the Houston region; and Teravalis in the Phoenix region. Our MPC segment includes the development and sale of residential and commercial land, primarily in large-scale, long-term projects. These developments often require decades of investment and continued focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our MPCs remains strong because of their competitive positioning in their respective markets, our in-depth experience in diverse land-use planning, and the fact that we have substantially completed the entitlement processes within the majority of our communities.

Our MPCs have won numerous awards for design excellence and for community contribution. Summerlin and Bridgeland were again ranked by Robert Charles Lesser & Co., LLC (RCLCO), capturing fifth and seventh top-selling master planned communities in the nation, respectively, for the year ended December 31, 2024.

We expect the competitive position, desirable locations, and land development expertise to drive the long-term growth of our MPCs. As of December 31, 2024, our MPCs, including Floreo, our unconsolidated joint venture, encompassed approximately 101,000 gross acres of land and include approximately 35,000 acres of land available for sale or development. Residential sales, which are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers, include standard and custom parcels designated for detached and attached single-family homes and range from entry-level to luxury homes. Superpad sites are generally 10- to 25-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer, and storm drainage) and roads to the borders of the parcel, and the homebuilder completes the on-site utilities, roads, and finished lots. Revenue is also generated through builder price participation with homebuilders.

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

Strategic Developments

Our Strategic Developments segment consists of 15 development or redevelopment projects, including developments within our MPCs that will transition to Operating Assets upon completion and condominium towers at Ward Village in Hawai‘i and The Woodlands. Many of these developments require extensive planning and expertise in large-scale and long-range development to maximize their highest and best uses. The strategic process is complex and unique to each asset and requires ongoing assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and necessary improvements to the area, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments, and obtain and commit sources of capital.

We are in various stages of predevelopment or execution of our strategic plans for many of these assets based on market conditions. As of December 31, 2024, eight properties were under construction and not yet placed into service. We generally obtain construction financing to fund a significant amount of the costs associated with developing these assets.

Ward Village We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining, and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. We believe we have found the optimal mix of price point and product in the Honolulu market for condominium development as evidenced by the demand for our condominium projects. In January 2025, the State of Hawai’i approved amendments to the local development rules to include updated guidelines for smart growth in areas including Ward Village. The Company estimates this amendment increases its potential residential entitlements in Ward Village between 2.5 to 3.5 million gross square feet, which could be used for the development of additional condominium towers in future years.

HHC 2024 FORM 10-K | 6

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

The ability of the ultimate buyers of condominiums to finance their purchases is generally dependent on their personal savings and availability of third-party financing. Consequently, the demand for condominiums could be adversely affected by increases in interest rates (which generally rose in the period from 2022 through 2024), unavailability of mortgage financing, increasing housing costs, and unemployment levels. Levels of income and savings, including retirement savings, available to condominium purchasers can be affected by declines in the capital markets. Any significant increase in the mortgage interest rates or decrease in available credit could reduce consumer demand for housing, and result in fewer condominium sales, which may have an adverse effect on our business, financial condition, and results of operations.

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
HHC 2024 FORM 10-K | 7

RISK FACTORS	Table of Contents Index to Financial Statements

We may be negatively impacted by the consolidation or closing of anchor stores.

Many of our mixed-use properties are anchored by “big box” tenants. We could be adversely affected if these or other anchor stores were to consolidate, close, or enter into bankruptcy. Given the current economic environment for certain retailers, there is a heightened risk that an anchor store could close or enter into bankruptcy. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor would likely reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect lease negotiations and current and future development projects.

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

Many of the properties we own are located in the same or in a limited number of geographic regions, including Texas, Hawai‘i, Nevada, and Maryland. In October 2021, we announced the launch of Teravalis, a new large-scale master planned community in the West Valley of Phoenix, Arizona. Our current and future operations at the properties in these states are generally subject to significant fluctuations by various factors that are beyond our control such as the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters, climate change and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants.

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

HHC 2024 FORM 10-K | 8

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

We currently have, and intend to enter into, additional joint venture partnerships. These joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition, and credibility or other competitive advantages. In the future, we may not have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in the locations where our properties are located, and who have the assets, reputation, or other characteristics that would optimize our development opportunities.

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
HHC 2024 FORM 10-K | 9

RISK FACTORS	Table of Contents Index to Financial Statements

A number of our properties are located in areas that are subject to natural or other disasters, including hurricanes, floods, earthquakes, and oil spills. We cannot predict the extent of damage that may result from such adverse weather events, which depend on a variety of factors beyond our control. Some of our properties, including Houston-area MPCs and Ward Village, are located in regions that could be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors. Additionally, adverse weather events can cause widespread property damage and significantly depress the local economies in which the Company operates and have an adverse impact on the Company’s business, financial condition, and operations.

RISKS RELATED TO OUR BUSINESS OPERATIONS, INFRASTRUCTURE, AND STRATEGIC MATTERS

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

Our development, redevelopment, and construction activities expose us to risks such as:
–inability to obtain construction financing for the development or redevelopment of properties
–increased construction costs for a project that exceed our original estimates due to increases in materials, labor, or other costs, which could make completion of the project less profitable because market rents or condominium prices may not increase sufficiently to compensate for the increased construction costs
–supply chain issues and increased difficulty in workforce recruitment which may lead to construction delays and increased project development costs
–claims for construction defects after a property has been developed
–poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely
–health and safety incidents and site accidents
–easement restrictions which may impact our development costs and timing
–compliance with building codes and other local regulations
–the inability to secure tenants necessary to support commercial projects

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
HHC 2024 FORM 10-K | 10

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

Any such incident could compromise our networks or our vendors’ networks (or the networks or systems of third parties that facilitate our business activities or our vendors’ business activities), and the information we or our vendors store could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to our assets, or other harm. Moreover, if a data security incident or breach affects our systems or our vendors’ systems, whether through a breach of our systems or a breach of the systems of third parties, or results in the unauthorized release of personally identifiable information, our reputation and brand could be materially damaged, and we may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with our vendors, or our vendors’ financial condition, may not allow us to recover all costs related to a cyber-breach for which they alone are responsible or for which we are jointly responsible, which could result in a material adverse effect on our business, results of operations, and financial condition.

Like many companies, we and our third party vendors have been impacted by security incidents in the past and will likely experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. The rapid evolution and increased adoption of artificial intelligence technologies may also intensify our privacy and information security risks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, we have dedicated substantial additional resources of expense, labor, and time to strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems, or that any such incident will be discovered in a timely manner. Any failure in or breach of our information security systems, those of third-party service providers, or a breach of other third-party systems that ultimately impacts our operational or information security systems as a result of cyber-attacks or information security breaches could result in potentially serious harm to our business and results of operations.

Global economic and political instability, geopolitical conflicts, and changes in U.S. trade policies, including tariffs, could adversely affect our business, financial condition, or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and changes in trade policies. For example, the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and uncertainty regarding future trade relations between the U.S. and key trading partners could disrupt global supply chains, increase material costs, and contribute to inflationary pressures. While we do
HHC 2024 FORM 10-K | 11

RISK FACTORS	Table of Contents Index to Financial Statements
not have direct customer or supplier relationships in these regions, sanctions, export controls, cyberattacks, and disruptions to energy markets could indirectly impact our supply chain and the cost of goods necessary for construction.

In addition, recent tariffs imposed or threatened by President Trump on imported goods, including construction materials and other critical supplies, could increase our costs and reduce availability of necessary materials. These tariffs, as well as potential retaliatory measures by other countries, may further impact global trade flows, exacerbate inflation, and contribute to higher interest rates or general economic uncertainty. Such factors could negatively impact our business partners, employees, and customers or otherwise adversely affect our financial condition and results of operations.

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

Pershing Square has the ability to influence HHH’s policies and operations and its interests may not in all cases be aligned with other stakeholders.

Pershing Square beneficially owns approximately 37.4% of HHH’s outstanding common stock as of February 19, 2025. Additionally, Mr. Ben Hakim, the President of Pershing Square, is a member of HHH’s board of directors. Accordingly, Pershing Square has the ability to influence our policies and operations, including the appointment of management, the incurrence or modification of debt by us, and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with other stakeholders’ interests.

Pershing Square has submitted the Pershing Square Proposals, which may be a distraction to HHH’s board of directors, management, and employees and could have a material adverse impact on our business and operations.

In August 2024, Pershing Square announced its intent to evaluate the possibility of various potential alternatives with respect to its investment in HHH, including a possible transaction in which it (either alone or together with one or more potential co-investors) might acquire all or substantially all of the shares of common stock in HHH not owned by Pershing Square and its affiliates, and in connection therewith take HHH private. Following Pershing Square’s August 2024 announcement, HHH’s board of directors formed a Special Committee, composed of independent directors to review any proposal by Pershing Square.

Following the August 2024 announcement, Pershing Square has engaged in additional communications with the Special Committee, including, as previously disclosed, submitting on January 13, 2025, a proposal (the January 13 Pershing Square Proposal) pursuant to which Pershing Square would acquire additional shares of HHH’s common stock in a merger transaction between HHH and a newly formed merger subsidiary of Pershing Square Holdco, L.P., upon the consummation of which Pershing Square would own a majority of HHH’s common stock. On February 18, 2025, Pershing Square announced that it had withdrawn the January 13 Pershing Square Proposal and submitted a modified proposal (the February 18 Pershing Square Proposal) under which it would purchase from HHH $900 million of HHH’s Common Stock for $90 per share. Pershing Square currently beneficially owns approximately 37.4% of HHH's common stock. Should the transaction contemplated by the February 18 Pershing Square Proposal be consummated, Pershing Square’s beneficial ownership would increase to 48.0%.

There can be no assurance that HHH will pursue this proposed transaction or any further proposed modification thereof that Pershing Square submits, or any other strategic outcome, and HHH does not intend to comment further on this matter unless and until further disclosure is determined to be appropriate or necessary. The Special Committee is currently evaluating these matters to determine the appropriate course of action and process.

HHC 2024 FORM 10-K | 12

RISK FACTORS	Table of Contents Index to Financial Statements
Uncertainty regarding the Pershing Square Proposals may be disruptive to our business, which could have a negative effect on our operations, financial condition or results of operations. Management and employee distraction related to Pershing Square’s unsolicited interest also may adversely impact our ability to optimally conduct our business and for HHH to pursue its strategic objectives. Responding to the Pershing Square Proposals by HHH, and any further proposals or activities that may follow from it, will require attention from HHH’s board of directors, management and employees, and has required, and may continue to require, HHH to incur additional expenses and costs.

RISKS RELATED TO THE SPINOFF AND OUR RELATIONSHIP WITH SEAPORT ENTERTAINMENT

In 2024, HHH completed the spinoff of Seaport Entertainment into an independent publicly traded company, and HHH may not achieve some or all of the spinoff’s expected benefits.

On July 31, 2024, HHH completed the spinoff of Seaport Entertainment as an independent, publicly traded company. In structuring and completing the spinoff, HHH anticipated certain benefits that may not be achieved, may be delayed, or may be less advantageous than anticipated for a variety of reasons. Following the spinoff, HHH may be more susceptible to market fluctuations and other adverse events than prior to the spinoff, and HHH’s business is less diversified than the combined businesses prior to the spinoff.

Seaport Entertainment may fail to perform its obligations under various transaction agreements that HHH entered into in connection with the spinoff.

In connection with the spinoff, HHH entered into several agreements with Seaport Entertainment that, among other things, provide a framework for HHH’s relationship with Seaport Entertainment after the spinoff, including a separation agreement, a transition services agreement, a tax matters agreement, and an employee matters agreement. These agreements, as well as the separation and distribution evidencing the spinoff, determine the allocation of assets and liabilities between HHH and Seaport Entertainment following the spinoff and include various related terms and conditions, including indemnifications related to liabilities and obligations. HHH will rely on Seaport Entertainment to satisfy its performance and payment obligations under these agreements. If Seaport Entertainment is unable to satisfy these obligations, including its indemnification obligations, we could incur operational difficulties or losses that could have an adverse effect on our business, financial condition, and results of operations.

FINANCIAL RISKS

Our indebtedness and changing interest rates could adversely affect our business, prospects, financial condition, or results of operations and prevent us from fulfilling our obligations under our Senior Notes and Loan Agreements.

As of December 31, 2024, our total consolidated debt was approximately $5.1 billion of which $2.1 billion was recourse to the Company or one of its subsidiaries. In addition, as of December 31, 2024, we have $34.7 million of recourse guarantees associated with undrawn financing commitments. As of December 31, 2024, our proportionate share of the debt of our unconsolidated ventures was $175.6 million based upon our economic interest. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo.

Subject to the limits contained in the indentures governing the $600 million Bridgeland Notes due 2029, the $750 million 5.375% senior notes due 2028, the $650 million 4.125% senior notes due 2029, and the $650 million 4.375% senior notes due 2031 (collectively, the Senior Notes), and any limits under our other debt agreements, we may need to incur substantial additional indebtedness from time to time, including project indebtedness for developments by our subsidiaries. If we incur additional indebtedness or experience an adverse change in interest rates, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including:
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
HHC 2024 FORM 10-K | 13

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
HHC 2024 FORM 10-K | 14

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a change in control. As of December 31, 2024, we have approximately $802.7 million of federal net operating loss carryforwards. If certain change in control events were to occur, the cash flow benefits we might otherwise have received could be decreased.

Inflation has adversely affected us in recent years, and could continue to adversely affect us in future periods, by increasing costs beyond what we can recover through price increases.

In recent years, the U.S. economy has experienced relatively high levels of inflation. Inflation can adversely affect us by increasing costs of land, materials, and labor, which we have experienced in recent years due to higher inflation rates. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects price increases may have in the future. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for homes in our MPCs and demand for our condominium projects, and our ability to refinance existing indebtedness on favorable terms, or at all, due to higher borrowing costs. In an inflationary environment, depending on the homebuilding industry and other economic conditions, we may be precluded from raising land prices enough to keep up with the rate of inflation, which could significantly reduce our profit margins. In recent years we have been experiencing increases in the prices of labor and materials above the general inflation rate. Our inability to offset increasing costs due to inflation through price increases to customers could have a material adverse effect on our results of operations, financial conditions, and cash flows.

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

HHC 2024 FORM 10-K | 15

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

Municipalities may restrict or place moratoria on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take such actions, they could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities. These measures may reduce our ability to open new MPCs and to build and sell other real estate development projects in the affected markets, including with respect to land we may already own, and create additional costs and administrative requirements, which in turn may harm our future sales, margins, and earnings.

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
HHC 2024 FORM 10-K | 16

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

We cannot predict with any certainty the magnitude of any expenditures relating to environmental compliance or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our operating results or competitive position in the past but could have such an effect on our operating results and competitive position in the future.

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

As a result of climate change, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, many state and local governments are adopting or considering adopting regulations requiring that property owners and developers include in their development or redevelopment plans resiliency measures to address climate-change related risks. We may be required to incur substantial costs if such regulations apply to any of our properties. Additionally, COVID-19 disrupted our business and a resurgence of it, or another pandemic, could have a material adverse effect on our business, financial performance and condition, operating results, and cash flows.

HHC 2024 FORM 10-K | 17

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

HHC 2024 FORM 10-K | 18

CYBERSECURITY	Table of Contents Index to Financial Statements
Item 1C.  Cybersecurity
Risk Management and Strategy The HHH cybersecurity program is an enterprise-wide, risk-based program that is designed to support the security, confidentiality, integrity, and availability of our systems and information. We conduct periodic assessments of the cybersecurity program to identify and manage material cybersecurity threats and risks using internal teams and independent third parties. The assessment results are used to develop appropriate cybersecurity controls best practices and risk mitigation strategies, which are then implemented throughout the Company.

We rely on our systems and networks to support our business activities. As some networks and systems are managed by third parties, the HHH cybersecurity program also includes evaluation and monitoring of cybersecurity risks associated with its use of third-party service providers. We also leverage third-party experts and vendors to help manage our cybersecurity program, audit the effectiveness of our existing cybersecurity controls, and make recommendations for improvements and best practices. We utilize a Managed Detection and Response service that provides threat intelligence, technology, and specialist expertise to protect our systems and networks from cyber threats. We require all third parties with access to our information systems or data to maintain industry standard cybersecurity programs and to report actual or suspected security incidents to us.

We employ a range of tools and strategies to mitigate cybersecurity risks and regularly test them for effectiveness. Additionally, we continuously assess and improve our cybersecurity stance by conducting vulnerability scans, internal and external network penetration tests, and by integrating threat intelligence updates. We also have specific tools to provide real time, continuous monitoring and protection of our endpoints. To the extent that our proactive monitoring and testing identifies weakness in our cybersecurity readiness, these weaknesses are tracked and remediated as part of our cybersecurity program. Our employees receive security awareness training at a minimum on an annual basis and are subjected to phishing training and phishing tests throughout the year. Annually, we perform tabletop exercises to test our cybersecurity incident response plan. Our cybersecurity program is aligned with industry standards and best practices such as the National Institute of Standards and Technology Cybersecurity Framework.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, along with all companies of comparable size, we face common cybersecurity threats. These threats include ransomware and denial-of-service, including sophisticated attacks from criminal ransomware groups and nation state actors. Our customers, supply-chain providers, and subcontractors face similar cybersecurity threats, and an incident impacting us or any of these entities could materially adversely affect our business operations.

Governance Management is responsible for measuring and managing cybersecurity risk, specifically the prevention, mitigation, detection, and remediation of cybersecurity incidents as well as the Company’s overall information security strategy, policy, and operations. The cybersecurity program is executed by the Company’s Senior Vice President of IT Governance, Risk, and Compliance, who has over 15 years of cybersecurity experience in overseeing and managing cybersecurity risk. He is also responsible for maintaining and, in the event of an actual or suspected security incident, executing the Company’s incident response plan.

HHH’s Board of Directors’ Technology Committee governs and oversees HHH’s cybersecurity program. This includes reviewing the cybersecurity program’s strategy and effectiveness, the cybersecurity landscape and emerging threats, and reports from any cybersecurity events. The Technology Committee also oversees cybersecurity and digital strategy and, whenever necessary, will communicate with, or advise management to consult with, the HHH Audit Committee regarding technology, digital, and other innovation-related matters that relate to or affect the Company’s internal control systems. The Technology Committee will actively participate in strategic cybersecurity decisions and will be responsible for approving major initiatives. Management will provide updates to the Technology Committee on a quarterly basis and will continue to provide updates to the full Board of Directors on an annual basis. When appropriate, the Technology Committee will inform HHH’s Board of Directors on important matters. Furthermore, HHH’s Board of Directors would be notified in accordance with the Company’s incident response plan, of any suspected cyber incidents that may have at least a moderate business impact on the Company.

HHC 2024 FORM 10-K | 19

PROPERTIES	Table of Contents Index to Financial Statements
Item 2.  Properties

Our corporate headquarters is located in The Woodlands, Texas. We also maintain offices at certain of our properties nationwide, including Honolulu, Hawai‘i; Columbia, Maryland; Las Vegas, Nevada; and Scottsdale, Arizona. We believe our present facilities are sufficient to support our operations.

OPERATING ASSETS

In our Operating Assets segment, we own a variety of asset types including approximately 9.2 million square feet of retail and office properties, 5,587 wholly and partially owned multifamily units, and wholly and partially owned other properties and investments. Our assets in this segment are primarily located in and around Houston, Texas (The Woodlands and Bridgeland); Columbia, Maryland (Columbia); Las Vegas, Nevada (Summerlin); and Honolulu, Hawai‘i (Ward Village).

The following table summarizes certain metrics of our office assets within our Operating Assets segment as of December 31, 2024:

Office Assets		Rentable Square Feet	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built / Acquired / Redeveloped
The Woodlands
One Hughes Landing		201,268	79%	$3,682	$29.35	$5,406	$43.09	2013
Two Hughes Landing		200,255	86%	4,332	27.02	6,583	41.06	2014
Three Hughes Landing		325,810	99%	7,543	24.43	10,927	35.40	2016
1725 Hughes Landing Boulevard		340,611	55%	2,818	19.81	4,315	30.34	2015
1735 Hughes Landing Boulevard		319,456	100%	8,365	26.18	12,204	38.20	2015
2201 Lake Woodlands Drive		22,259	100%	482	21.67	940	42.24	2011
Lakefront North		258,058	98%	7,194	28.49	11,606	45.96	2018
8770 New Trails	(c)	180,000	100%	—	—	—	—	2020
9303 New Trails		98,283	53%	886	17.56	1,578	31.27	2011
3831 Technology Forest Drive		106,104	100%	2,491	23.48	3,928	37.02	2014
The Woodlands Towers at The Waterway		1,395,599	100%	43,588	31.70	65,040	47.31	2019
Waterway Plaza II		141,763	55%	1,678	24.76	2,446	36.09	2024
3 Waterway Square		227,617	91%	5,496	26.65	8,313	40.30	2013
4 Waterway Square		217,952	90%	5,488	28.09	8,560	43.81	2011
1400 Woodloch Forest		94,931	85%	2,577	32.12	2,764	34.45	2011
		4,129,966
Columbia
Columbia Office Properties		67,066	72%	1,329	27.61	1,528	31.74	2004 / 2007
10285 Lakefront Medical Office		85,380	48%	208	41.50	241	48.21	2024
One Mall North		99,806	48%	1,493	31.36	1,653	34.72	2016
One Merriweather		209,959	94%	7,813	39.47	8,150	41.17	2017
Two Merriweather		124,639	92%	3,970	37.89	4,109	39.23	2017
6100 Merriweather		326,237	98%	8,702	38.50	8,981	39.73	2019
Merriweather Row		925,584	74%	17,115	27.21	17,753	28.23	2012 / 2014
		1,838,671
Summerlin
Aristocrat	(c)	181,534	100%	—	—	—	—	2018
Meridian	(d)	147,602	17%	—	—	—	—	2024
1700 Pavilion		265,898	92%	8,934	37.29	9,090	37.95	2022
One Summerlin		207,292	90%	8,234	44.79	8,704	47.34	2015
Two Summerlin		147,139	100%	5,119	37.36	5,632	41.10	2018
		949,465
Total		6,918,102
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2024, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2024, divided by the average occupied square feet.
(b)Effective Annual Rent includes base minimum rent and common area maintenance recovery revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.
(c)These properties are build-to-suit projects entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.
(d)Meridian was placed in service during 2024, and no tenants have taken occupancy as of December 31, 2024. Therefore, the Annualized Base Rent and Effective Annual Rent details are not yet applicable for this property.

HHC 2024 FORM 10-K | 20

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes certain metrics of our retail properties within the Operating Assets segment as of December 31, 2024, and does not include any retail square footage in our multifamily assets:

Retail Properties		Rentable Square Feet	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built / Acquired / Redeveloped
The Woodlands
Creekside Park West		72,976	97%	$2,066	$30.33	2019
Hughes Landing Retail		125,721	92%	4,310	37.12	2015
1701 Lake Robbins		12,376	100%	542	43.77	2014
20/25 Waterway Avenue		51,543	87%	1,696	37.65	2011
Waterway Square Retail		21,513	100%	863	40.22	2011
		284,129
Bridgeland
Village Green at Bridgeland Central	(b)	27,908	73%	—	—	2024

Columbia
Color Burst Park Retail		12,410	100%	576	46.38	2020
Rouse Building		89,199	100%	2,930	32.84	2014
		101,609
Summerlin
Downtown Summerlin	(c)	803,170	99%	25,373	38.43	2014 / 2015
Summerlin Grocery Anchored Center	(b)	67,000	77%	—	—	2024
		870,170

Ward Village
Ward Village Retail - Pending Redevelopment		357,376	92%	8,105	24.71	2002
Ward Village Retail - New or Renovated		500,015	92%	20,531	44.89	2012 - 2023
		857,391

Total		2,141,207
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2024, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2024, divided by the average occupied square feet.
(b)These properties were placed in service during the fourth quarter of 2024, and no tenants have taken occupancy as of December 31, 2024. Therefore, the Annualized Base Rent and Effective Annual Rent details are not yet applicable.
(c)Excludes 381,767 square feet of anchors and 39,700 square feet of additional office space above our retail space.

HHC 2024 FORM 10-K | 21

PROPERTIES	Table of Contents Index to Financial Statements
The following tables summarize certain metrics of our multifamily Operating Assets as of December 31, 2024:

Multifamily Assets	Ownership %	Units	Retail Square Feet	% Units Leased	Average Monthly Rate Per Unit	Average Monthly Rate Per Square Foot	Year Built / Acquired / Redeveloped
The Woodlands
Creekside Park	100%	292	—	93%	$1,845	$1.88	2018
Creekside Park The Grove	100%	360	—	95%	1,789	1.82	2021
One Lakes Edge	100%	390	22,971	95%	2,477	2.51	2015
Two Lakes Edge	100%	386	11,415	97%	2,862	2.87	2020
Millennium Six Pines	100%	314	—	96%	2,015	2.10	2016
Millennium Waterway	100%	393	—	96%	1,837	2.04	2012
The Lane at Waterway	100%	163	—	96%	2,620	2.38	2020

Bridgeland
Lakeside Row	100%	312	—	95%	1,909	1.94	2019
Starling at Bridgeland	100%	358	—	96%	1,980	2.03	2022
Wingspan	100%	263	—	52%	2,542	2.03	2023

Columbia
Juniper	100%	382	55,677	96%	2,612	2.93	2020
Marlow	100%	472	32,607	72%	2,057	2.63	2022
The Metropolitan	50%	380	13,591	98%	2,201	2.33	2015
TEN.m.flats	50%	437	28,026	96%	2,193	2.47	2018

Summerlin
Constellation	100%	124	—	99%	2,564	2.29	2017
Tanager	100%	267	—	96%	2,474	2.54	2019
Tanager Echo	100%	294	—	79%	2,662	3.04	2023
Total		5,587	164,287

The following tables summarize certain metrics of our other Operating Assets as of December 31, 2024:

Other Assets	Ownership %	Asset Type	Size	% Leased	Year Built / Acquired / Redeveloped
The Woodlands
Hughes Landing Daycare	100%	Other	N/A	N/A	2019
Houston Ground Leases	100%	Ground lease	N/A	N/A	Various
Stewart Title of Montgomery County, TX	50%	Title Company	N/A	N/A	—
The Woodlands Warehouse	100%	Warehouse	125,801 sq ft	100%	2019
Woodlands Sarofim	20%	Industrial	129,790 sq ft	84%	late 1980s

Summerlin
Hockey Ground Lease	100%	Ground lease	N/A	N/A	2017
Summerlin Hospital Medical Center	5%	Hospital	N/A	N/A	1997

Ward Village
Kewalo Basin Harbor	100%	Marina	55 acres	N/A	2019

Other
Columbia Ground Leases	100%	Ground lease	N/A	N/A	2024
Parking Garages (a)	100%	Garage	9,696 spaces	N/A	Various
(a)Includes parking garages in The Woodlands, Columbia, and Ward Village.

HHC 2024 FORM 10-K | 22

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes our Operating Assets segment lease expirations:

$ in thousands
Year	Number of Expiring Leases (a)	Total Square Feet Expiring	Total Annualized Base Rent Expiring	% of Total Annual Gross Rent Expiring
2025	130	529,435	$23,928	6.1%
2026	111	539,939	22,812	5.8%
2027	98	950,314	40,102	10.1%
2028	84	560,674	27,205	6.9%
2029	84	811,493	40,992	10.4%
2030	70	858,520	43,529	11.0%
2031	39	433,450	23,112	5.9%
2032	33	1,210,763	63,775	16.1%
2033	32	575,186	29,303	7.4%
2034	35	429,427	22,245	5.6%
2035+	71	1,193,292	58,198	14.7%
Total	787	8,092,493	$395,201	100.0%
(a)Excludes leases with an initial term of 12 months or less.

HHC 2024 FORM 10-K | 23

PROPERTIES	Table of Contents Index to Financial Statements

MASTER PLANNED COMMUNITIES

Our MPCs are located in and around Houston, Texas; Las Vegas, Nevada; and Phoenix, Arizona and are summarized in the following table as of December 31, 2024:

		Total Gross	Approx. No.	Remaining Saleable Acres		Estimated Price Per Acre (thousands) (b)		Projected Community Sell-Out Date		Projected Cash Margin (c)
Community	Location	Acres (a)	Residents	Residential	Commercial	Residential	Commercial	Residential	Commercial	Residential
Bridgeland	Cypress, TX	11,506	26,000	1,400	1,075	$580	$763	2033	2046	87%
Summerlin	Las Vegas, NV	22,500	130,000	2,443	473	1,633	1,404	2043	2039	82%
Teravalis	Phoenix, AZ	33,810	—	15,804	10,531	791	206	2086	2086	76%
The Woodlands (d)	The Woodlands, TX	28,545	124,800	34	728	N/A	981	2027	2034	97%
The Woodlands Hills	Conroe, TX	2,055	3,230	681	173	356	523	2032	2032	90%
Total		98,416	284,030	20,362	12,980

Floreo (e)	Phoenix, AZ	3,029	—	715	571	777	180	2033	2036	42%
(a)Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels, and non-saleable areas such as roads, parks and recreation areas, conservation areas, and parcels acquired during the year.
(b)Residential and commercial pricing represents the Company's estimate of price per acre that will be achieved in 2025 per its land models. For Summerlin, this estimate excludes an anticipated bulk sale. For bulk sales, the Company does not incur the usual development costs associated with superpad sales, resulting in a lower price per acre.
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

The Summit

Within our Summerlin MPC, an exclusive luxury community named The Summit is being developed and managed through a joint venture with Discovery Land Company, a leading developer of luxury communities and private clubs. The original 555-acre community, which is expected to include approximately 245 homes and 32 condominiums, is nearing completion. In 2022, the Company contributed an additional 54 acres to The Summit adjacent to the existing Summit community to develop approximately 28 custom home sites. See Item 7. Management’s Narrative Analysis of Results of Operations and Note 3 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for further details.

Floreo

Floreo, the first village to be developed in our Teravalis MPC, is being developed and managed through a 50% joint venture. The 3,029-acre village is located in the greater Phoenix, Arizona area and is expected to consist of approximately 5,000 residential lots, commercial sites, as well as a planned business park. The first land sales closed in the first quarter of 2024. See Item 7. Management’s Narrative Analysis of Results of Operations and Note 3 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for further details.

HHC 2024 FORM 10-K | 24

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

The following table summarizes our Strategic Developments projects under construction as of December 31, 2024:

$ in thousands	Asset Type	Location	Size (a)	Total Estimated Cost (b)	Estimated Completion	Estimated Stabilization Date
Strategic Developments Under Construction
Bridgeland
One Bridgeland Green	Office	Cypress, TX	49,501 sq ft	$35,365	Q2 2025	2028

The Woodlands
Grogan’s Mill Retail	Retail	The Woodlands, TX	38,378 sq ft	8,583	Q2 2025	2028
Grogan’s Mill Library and Community Center (c)	Other	The Woodlands, TX	53,863 sq ft	16,498	Q2 2025	N/A
1 Riva Row	Multifamily	The Woodlands, TX	268 units	155,997	Q4 2025	2028

Condominiums
Under Construction
Kalae	Condominium	Honolulu, HI	329 units / 2,000 sq ft	623,745	2027	N/A
The Park Ward Village	Condominium	Honolulu, HI	545 units / 26,800 sq ft	613,807	2026	N/A
Ulana Ward Village	Condominium	Honolulu, HI	696 units / 32,100 sq ft	402,914	Q4 2025	N/A
The Ritz-Carlton Residences	Condominium	The Woodlands, TX	111 units / 5,800 sq ft	369,465	2027	N/A

Completed and Sold Out
‘A‘ali‘i	Condominium	Honolulu, HI	750 units / 11,175 sq ft	386,405	Completed	N/A
Ae`o	Condominium	Honolulu, HI	465 units / 70,800 sq ft	430,086	Completed	N/A
Anaha	Condominium	Honolulu, HI	317 units / 16,048 sq ft	403,796	Completed	N/A
Ke Kilohana	Condominium	Honolulu, HI	423 units / 28,386 sq ft	217,318	Completed	N/A
Kō'ula	Condominium	Honolulu, HI	565 units / 36,995 sq ft	484,238	Completed	N/A
Victoria Place	Condominium	Honolulu, HI	349 units	536,155	Completed	N/A
Waiea	Condominium	Honolulu, HI	177 units / 7,716 sq ft	542,717	Completed	N/A
(a)For condominium units and multifamily assets, square feet represents ground floor retail space whereas units represents residential units for sale or rent.
(b)As of December 31, 2024, total estimated cost remaining to be spent on these properties was $1.4 billion, of which $229.1 million is expected to be funded by HHH with the remaining cost to be funded with existing construction loans and condominium buyer deposits.
(c)The Grogan’s Mill Library and Community Center is being developed in connection with a land swap agreement entered into with Montgomery County, Texas. Upon completion of construction, the Company will transfer the Grogan's Mill Library and Community Center to Montgomery County in exchange for land parcels elsewhere in The Woodlands. As such, a stabilization date is not applicable to this development project.

HHC 2024 FORM 10-K | 25

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes future Strategic Developments projects as of December 31, 2024:

	Location	Size
Future Strategic Developments Rights or Pending Construction
Columbia
Lakefront District (a)	Columbia, MD	1,914,000 sq ft

The Woodlands
2000 Woodlands Parkway (b)	The Woodlands, TX	7,900 sq ft

Ward Village
The Launiu (c)	Honolulu, HI	485 units / 10,000 sq ft

Other
West End Alexandria (d)	Alexandria, VA	41 acres

Commercial Land
Columbia
Columbia Commercial Land (e)(f)	Columbia, MD	96 acres
Merriweather District (e)	Columbia, MD	16 acres

Ward Village
Ward Commercial Land (e)	Honolulu, HI	7 acres
(a)Represents remaining square footage approved for new mixed-use development in the Lakefront District which will include office, retail, and residential assets.
(b)2000 Woodlands Parkway was transferred to Strategic Developments in the fourth quarter of 2023 and is currently pending redevelopment.
(c)We have launched presales for our next condominium tower, The Launiu and as of December 31, 2024, we have entered into contracts for 283 units, representing 58.4% of total units. Construction is expected to begin in 2025.
(d)Represents acreage owned through a joint venture.
(e)Represents land acquired or transferred to the Strategic Developments segment for future development, excluding acreage related to assets that are now in service in our Operating Assets segment or related to completed or under construction condominium towers.
(f)Columbia residential land development is complete and the sale of remaining land or development of additional commercial assets will occur as the market dictates.

HHC 2024 FORM 10-K | 26

OTHER INFORMATION	Table of Contents Index to Financial Statements
Item 3.  Legal Proceedings

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2024, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position or our results of operations. See Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for further discussion.

Item 4.  Mine Safety Disclosure

Not applicable.

HHC 2024 FORM 10-K | 27

OTHER INFORMATION	Table of Contents Index to Financial Statements

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

All of the Company’s common stock, par value $0.01 per share, is owned by Howard Hughes Holdings Inc., and there is no market for the Company’s common stock.

Item 6.  [Reserved]

HHC 2024 FORM 10-K | 28

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents Index to Financial Statements
Item 7.  Management’s Narrative Analysis of Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes filed as a part of this Annual Report on Form 10-K (Annual Report). This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described in Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. These factors and others not currently known to us could cause our financial results in 2024 and subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

This section of our Annual Report discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of 2022 and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in Part II, Item 7. Management’s Narrative Analysis of Results of Operations of The Howard Hughes Corporation’s (HHC or the Company) Annual Report on Form 10-K for the year ended December 31, 2023.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference.

HHC 2024 FORM 10-K | 29

MANAGEMENT’S NARRATIVE ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

OVERVIEW

Seaport Entertainment Spinoff On July 31, 2024, the spinoff of Seaport Entertainment Group Inc. and its subsidiaries (Seaport Entertainment or SEG) was completed. SEG included Howard Hughes Holdings, Inc.’s (HHH) entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan, the Las Vegas Aviators Triple-A Minor League Baseball team and the Las Vegas Ballpark, as well as the Company’s ownership stake in Jean-Georges Restaurants and other partnerships, and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas.

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

As the spinoff of SEG represents a strategic shift in the Company’s operations, the results of SEG are presented as discontinued operations for all periods throughout this Annual Report. See Note 2 - Discontinued Operations in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information.

Pershing Square Proposals In August 2024, Pershing Square announced its intent to evaluate the possibility of various potential alternatives with respect to its investment in the HHH, including a possible transaction in which it (either alone or together with one or more potential co-investors) might acquire all or substantially all of the shares of common stock in HHH not owned by Pershing Square and its affiliates, and in connection therewith take HHH private. Following this announcement, our board of directors formed a committee (Special Committee), composed of independent directors to review any proposal by Pershing Square.

Following the August 2024 announcement, Pershing Square has engaged in additional communications with the Special Committee, including, as previously disclosed, submitting the January 13 Pershing Square Proposal, pursuant to which Pershing Square would acquire additional shares of HHH’s common stock in a merger transaction between HHH and a newly formed merger subsidiary of Pershing Square Holdco, L.P., upon the consummation of which Pershing Square would own a majority of the HHH’s common stock. On February 18, 2025, Pershing Square announced that it had withdrawn the January 13 Pershing Square Proposal and submitted the February 18 Pershing Square Proposal, under which it would purchase from HHH $900 million of HHH’s Common Stock for $90 per share. Pershing Square currently beneficially owns approximately 37.4% of the HHH's common stock. Should the transaction contemplated by the February 18 Pershing Square Proposal be consummated, Pershing Square’s beneficial ownership would increase to 48.0%.

There can be no assurance that HHH will pursue this proposed transaction or any proposed modification thereof that Pershing Square submits, or any other strategic outcome, and HHH does not intend to comment further on this matter unless and until further disclosure is determined to be appropriate or necessary. The Special Committee is currently evaluating these matters to determine the appropriate course of action and process.

General Overview Please refer to Item 1. Business for a general discussion of our business strategy, competitive strengths, and a general description of the assets contained in our three business segments and Item 2. Properties for details regarding the asset type, size, location, and key metrics about our various properties. Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our consolidated financial statements and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

2024 Results During 2024, we maintained positive momentum and delivered solid financial results which met or exceeded our 2024 guidance expectations within each of our core businesses. This strong performance is a testament to our premier communities and best-in-class assets, further highlighting the strength of our unique business model.

In our Master Planned Communities (MPCs), we experienced heightened demand and home builder interest for new land parcels. As a result, MPC earnings before taxes (EBT) increased 2% year-over-year, driven by a new full-year record number of residential acres sold and record average price per acre.

In Operating Assets, we delivered another full-year net operating income (NOI) record, outpacing 2023 results by 7%, excluding dispositions. This growth was led by strong leasing velocity at our newest multifamily developments, as well as record NOI at our office properties due to strong lease-up activity and abatement expirations in The Woodlands and Summerlin. In 2024, the Company executed 473,000 square feet of new or expanded office leases, including 323,000 square feet in The Woodlands, 91,000 square feet in Downtown Columbia, and 59,000 square feet in Summerlin.

HHC 2024 FORM 10-K | 30

MANAGEMENT’S NARRATIVE ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements
In Strategic Developments, Ward Village had another strong year, closing all 349 units at Victoria Place and generating $778.6 million of condominium revenues. Presales activity for our under construction condominiums progressed, with 111 condominium units contracted in Hawai’i and Texas in 2024, including 78 units at The Ritz-Carlton Residences, 18 units at Kalae, and 15 units at The Park Ward Village. These projects were 96% pre-sold at year end and represent more than $2.2 billion of future contracted revenue that will be recognized as these projects are completed. We also initiated presales for The Launiu, which contracted 283 units and was 58.4% pre-sold at year end. Construction on The Launiu is expected to begin in 2025.

RESULTS OF OPERATIONS

Operating Assets

Segment EBT The following table presents segment EBT for Operating Assets for the years ended December 31:

Operating Assets Segment EBT
thousands	2024	2023	$ Change
Rental revenue	$421,641	$383,238	$38,403
Other land, rental, and property revenues	22,659	27,016	(4,357)
Total revenues	444,300	410,254	34,046

Operating costs	(138,172)	(130,125)	(8,047)
Rental property real estate taxes	(55,915)	(52,502)	(3,413)
(Provision for) recovery of doubtful accounts	(504)	2,762	(3,266)
Total operating expenses	(194,591)	(179,865)	(14,726)
Segment operating income (loss)	249,709	230,389	19,320
Depreciation and amortization	(169,040)	(161,138)	(7,902)
Interest income (expense), net	(138,207)	(125,197)	(13,010)
Other income (loss), net	822	2,092	(1,270)
Equity in earnings (losses) from unconsolidated ventures	5,819	2,968	2,851
Gain (loss) on sale or disposal of real estate and other assets, net	22,907	23,926	(1,019)
Gain (loss) on extinguishment of debt	(465)	(97)	(368)
Segment EBT	$(28,455)	$(27,057)	$(1,398)

Operating Assets segment EBT decreased $1.4 million compared to the prior-year period primarily due to the following:
–Interest expense increased $13.0 million primarily due to increased borrowings on construction loans secured by our operating assets as well as an increase related to the change in fair value of certain derivative instruments.
–Depreciation and amortization increased $7.9 million primarily related to new assets placed in service.
–Rental property real estate taxes increased $3.4 million primarily due to new assets placed in service.
–Gain on sale of real estate decreased $1.0 million as the gain on the sale of Lakeland Village Center at Bridgeland and Creekside Park Medical Plaza, and four non-core ground leases in The Woodlands in 2024 was lower than the combined gain on the sales of two self-storage properties and Memorial Hermann Medical Office in The Woodlands and certain properties in Ward Village in 2023.
–Other land, rental, and property revenues decreased $4.4 million primarily due to higher office lease termination fees in the 2023 than in 2024.

These decreases to EBT were partially offset by the following:
–Rental revenues, net of Operating costs and provision for doubtful accounts increased $27.1 million primarily due to increased leasing activity across our portfolio.
–Equity earnings increased $2.9 million primarily due to the change in value of certain derivative instruments.

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

HHC 2024 FORM 10-K | 31

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

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

Operating Assets NOI
thousands	2024	2023	$ Change
Total Operating Assets segment EBT	$(28,455)	$(27,057)	$(1,398)
Add back:
Depreciation and amortization	169,040	161,138	7,902
Interest (income) expense, net	138,207	125,197	13,010
Equity in (earnings) losses from unconsolidated ventures	(5,819)	(2,968)	(2,851)
(Gain) loss on sale or disposal of real estate and other assets, net	(22,907)	(23,926)	1,019
(Gain) loss on extinguishment of debt	465	97	368
Impact of straight-line rent	(4,770)	(2,256)	(2,514)
Other	(306)	337	(643)
Operating Assets NOI	$245,455	$230,562	$14,893

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type
thousands	2024	2023	$ Change
Office	$124,594	$118,165	$6,429
Retail	54,163	49,981	4,182
Multifamily	58,827	52,831	5,996
Other	6,153	7,411	(1,258)
Redevelopments (a)	—	(189)	189
Dispositions (a)	1,718	2,363	(645)
Operating Assets NOI	$245,455	$230,562	$14,893
(a)Properties that were transferred to our Strategic Developments segment for redevelopment and properties that were sold are shown separately for all periods presented.

Operating Assets NOI increased $14.9 million compared to the prior-year period primarily due to the following:
–Office NOI increased $6.4 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion, partially offset by decreases related to lower occupancy at 1725 Hughes Landing and certain properties in Downtown Columbia, as well as initial operating losses at Meridian in Summerlin.
–Retail NOI increased $4.2 million primarily due to the collection of previously reserved accounts receivable in Ward Village as well as improved occupancy in the ground floor retail at Juniper and Marlow in Downtown Columbia and Kō'ula in Ward Village.
–Multifamily NOI increased $6.0 million primarily due to continued lease-up at our newer properties, Marlow in Downtown Columbia, Starling at Bridgeland, and Tanager Echo in Summerlin, partially offset by winter-weather-related insurance recoveries in 2023.

HHC 2024 FORM 10-K | 32

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC for the years ended December 31:

MPC Segment EBT
thousands	2024	2023	$ Change
Master Planned Community land sales (a)	$453,195	$370,185	$83,010
Other land, rental, and property revenues	17,707	17,278	429
Builder price participation (b)	52,023	60,989	(8,966)
Total revenues	522,925	448,452	74,473

Master Planned Communities cost of sales	(169,191)	(140,050)	(29,141)
Operating costs	(52,736)	(53,420)	684
Total operating expenses	(221,927)	(193,470)	(28,457)
Segment operating income (loss)	300,998	254,982	46,016
Depreciation and amortization	(438)	(418)	(20)
Interest income (expense), net	60,473	64,291	(3,818)
Other income (loss), net	—	(102)	102
Equity in earnings (losses) from unconsolidated ventures	(11,899)	22,666	(34,565)
Segment EBT	$349,134	$341,419	$7,715
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

The following table presents MPC segment EBT by MPC for the years ended December 31:

MPC Segment EBT by MPC
thousands	2024	2023	$ Change
Bridgeland	$77,611	$101,835	$(24,224)
Summerlin	260,924	227,409	33,515
Teravalis (a)	3,596	(3,777)	7,373
The Woodlands	(8,863)	4,036	(12,899)
The Woodlands Hills	15,866	11,916	3,950
Segment EBT	$349,134	$341,419	$7,715

Floreo (b)	$9,816	$(4,150)	$13,966
(a)As of December 31, 2024, the Company owned an 88.0% interest in and consolidates Teravalis. For additional detail, refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.
(b)These amounts represent 100% of Floreo EBT. As of December 31, 2024, the Company owned a 50% interest in Floreo. Refer to Note 3 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for a description of the joint venture and further discussion.

HHC 2024 FORM 10-K | 33

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC segment EBT increased $7.7 million compared to the prior-year period primarily due to higher superpad land sales and price per acre in Summerlin, partially offset by lower equity earnings, primarily related to The Summit, lower commercial land sales at Bridgeland, and no residential or commercial land sales in The Woodlands.

Summerlin EBT increased $33.5 million compared to the prior year.
–MPC sales, net of MPC cost of sales increased $81.7 million primarily due to the following activity:
–increase in superpad acres sold, with 216.5 acres sold at an average price of $1.3 million per acre in 2024, compared to 169.2 acres sold at an average price of $1.3 million per acre in 2023
–increase in custom lots sold, with six lots totaling 3.8 acres sold at an average price of $6.0 million per acre in 2024, compared to one lot totaling 0.7 acres sold at a price of $2.9 million per acre in 2023
–increase due to $14.7 million more revenue recognized out of deferred revenue in 2024, compared to 2023
–increase due to $4.1 million in Special Improvement District (SID) bond assumptions resulting from an increase in superpad sales in 2024, compared to 2023
–Increase of $4.1 million primarily due to higher capitalized interest inclusive of derivatives. For additional detail, refer to Note 10 - Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.
–Equity earnings at The Summit decreased $41.6 million. Land and clubhouse unit sales decreased in 2024, compared to 2023, due to low remaining inventory.
–Builder price participation decreased $9.1 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in 2024. This decrease was expected as several neighborhoods were completed in the first half of the year, and new neighborhoods were not launched until later in the year, resulting in lower available home inventory.

Teravalis EBT increased $7.4 million compared to the prior year.
–Equity earnings at Floreo increased $7.0 million primarily related to the closings of Floreo land sales in 2024 compared to no land sales in 2023. Our Floreo joint venture sold a total of 115.4 residential acres at an average price of $777,000 per acre in 2024.

The Woodlands Hills EBT increased $4.0 million compared to the prior year.
–MPC sales, net of MPC cost of sales increased $3.4 million primarily due to the following activity:
–increase in residential acres sold, with 47.0 acres sold at an average price of $458,000 per acre in 2024, compared to 44.7 acres sold at an average price of $427,000 per acre in 2023

Bridgeland EBT decreased $24.2 million compared to the prior year.
–MPC sales, net of MPC cost of sales decreased $15.9 million primarily due to the following activity:
–decrease in commercial acres sold partially offset by an increase in price per acre, with 13.5 acres sold at an average price of $369,000 per acre in 2024, compared to 123.5 acres sold at an average price of $247,000 per acre in 2023
–decrease due to $2.7 million less recognition of deferred revenue net of associated deferred costs in 2024, compared to 2023
–increase in residential acres sold, with 178.1 acres sold at an average price of $591,000 per acre in 2024, compared to 151.0 acres sold at an average price of $564,000 per acre in 2023
–Decrease of $9.4 million primarily due increased interest expense as a result of a higher debt balance, higher variable interest rates as a result of a derivative termination in the third quarter of 2023, and amortization of the liability related to the 2024 sale of future MUD receivables, partially offset by an increase in capitalized interest.

The Woodlands EBT decreased $12.9 million compared to the prior year.
–MPC sales, net of MPC cost of sales decreased $15.4 million primarily due to the following activity.
–decrease in residential acres sold, with no acres sold in 2024, compared to 9.8 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.5 million per acre in 2023. The decrease in acres sold was expected as there are no remaining lots to be sold at Aria Isle.
–decrease in commercial acres sold, with no acres sold in 2024, compared to 8.4 acres sold at an average price of $646,000 per acre in 2023
–Other land, rental, and property revenues increased $1.3 million driven by a fee received due to a change in use of previously sold commercial land.

HHC 2024 FORM 10-K | 34

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC Equity Investments

The Summit
The Summit, our joint venture with Discovery Land Company, offers a mix of custom lots, single-family homes, and clubhouse suites in our Summerlin MPC. The original 555-acre community (Phase I) is nearing completion and expected to consist of approximately 245 homes and 32 condominiums. In 2022, the Company contributed an additional 54 acres (Phase II) to The Summit adjacent to the existing Summit community to develop approximately 28 custom home sites. We recognized equity losses of $16.8 million and received cash distributions of $4.9 million in 2024, compared to equity earnings of $24.8 million and cash distributions of $15.1 million in 2023.

Floreo
Land development is currently underway at Floreo, our joint venture with Trillium Development Holding Company, LLC. The first land sales closed in the first quarter of 2024, with the joint venture selling a total of 115.4 residential acres at an average price of $777,000 per acre in 2024.

For additional detail, refer to Note 3 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.

Master Planned Communities Land Sales The following table presents the detail of MPC land sales recognized for the years ended December 31, 2024 and 2023. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

thousands	2024	2023
Total residential land sales closed	$441,044	$354,263
Total commercial land sales closed	4,984	35,960
Net recognized (deferred) revenue:
Bridgeland	6,491	10,467
The Woodlands	517	(782)
The Woodlands Hills	30	22
Summerlin	(18,140)	(44,174)
Total net recognized (deferred) revenue	(11,102)	(34,467)
Special Improvement District revenue	18,269	14,429
Master Planned Community land sales	$453,195	$370,185

HHC 2024 FORM 10-K | 35

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Residential and Commercial Land Sales Closed The following tables detail our residential and commercial land sales closed for the years ended December 31:

	Summary of MPC Land Sales Closed
	Land Sales		Acres Sold		Average Price Per Acre
thousands, except acres sold	2024	2023	2024	2023	2024	2023
Residential Land Sales Closed
Bridgeland
Single family	$105,296	$85,156	178.1	151.0	$591	$564

Summerlin
Superpad sites	291,230	223,583	216.5	169.2	1,345	1,321
Custom lots	22,982	2,000	3.8	0.7	6,048	2,857

The Woodlands
Single family	—	24,421	—	9.8	—	2,492

The Woodlands Hills
Single family	21,536	19,103	47.0	44.7	458	427

Total residential land sales closed (a)	$441,044	$354,263	445.4	375.4	$990	$944

Commercial Land Sales Closed
Bridgeland	$4,984	$30,536	13.5	123.5	$369	$247

The Woodlands	—	5,424	—	8.4	—	646

Total commercial land sales closed (a)	$4,984	$35,960	13.5	131.9	$369	$273
(a)Excludes revenues recognized in the current period which are related to sales closed in prior periods and includes revenues deferred on sales closed in the current period. Please see the summary of MPC land sales table above which reconciles total residential and commercial land sales closed to MPC land sales revenue recognized for the years ended December 31, 2024 and 2023.

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

	Net New Home Sales			Median Home Sales Price
thousands except percentages	2024	2023	% Change	2024	2023	% Change
Bridgeland	938	985	(4.8)%	$465	$477	(2.5)%
Summerlin	1,038	1,071	(3.1)%	692	696	(0.6)%
The Woodlands (a)	9	5	80.0%	2,249	1,565	43.7%
The Woodlands Hills	249	228	9.2%	419	478	(12.3)%
Total	2,234	2,289	(2.4)%
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

HHC 2024 FORM 10-K | 36

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Below is a reconciliation of segment EBT to MPC Net Contribution for the years ended December 31:

thousands	2024	2023	$ Change
MPC segment EBT	$349,134	$341,419	$7,715
Plus:
Master Planned Communities cost of sales	169,191	140,050	29,141
Depreciation and amortization	438	418	20
MUD and SID bonds collections, net (a)	107,031	136,409	(29,378)
Proceeds from sale of MUD receivables	176,680	—	176,680
Distributions from unconsolidated ventures	4,896	15,050	(10,154)
Less:
MPC development expenditures	(427,979)	(403,633)	(24,346)
Equity in (earnings) losses from unconsolidated ventures	11,899	(22,666)	34,565
MPC Net Contribution	$391,290	$207,047	$184,243
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $184.2 million for the year ended December 31, 2024, primarily due to proceeds from the sale of MUD receivables and higher MPC land sales, partially offset by higher SID transfers to buyers, an increase in MPC development expenditures, and a decrease in distributions from unconsolidated ventures.

MPC Land Inventory The following table summarizes MPC land inventory activity:

thousands	Bridgeland	Columbia (a)	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2022	$538,924	$16,625	$1,014,511	$544,546	$185,356	$111,564	$2,411,526
Development expenditures (b)	222,268	—	144,041	225	4,514	32,585	403,633
MPC Cost of sales	(40,533)	—	(77,068)	—	(13,289)	(9,160)	(140,050)
MUD reimbursable costs (c)	(172,120)	—	—	—	(1,200)	(25,688)	(199,008)
Transfer to Strategic Development and Operating Assets Segments	(4,530)	(16,625)	(4,073)	—	(3,226)	—	(28,454)
Other	(10,978)	—	2,516	53	497	5,938	(1,974)
Balance December 31, 2023	533,031	—	1,079,927	544,824	172,652	115,239	2,445,673
Development expenditures (b)	204,542	—	186,163	573	5,853	30,848	427,979
MPC Cost of sales	(47,056)	—	(113,844)	—	(117)	(8,174)	(169,191)
MUD reimbursable costs (c)	(178,701)	—	—	—	(877)	(20,087)	(199,665)
Transfer to Strategic Development and Operating Assets Segments	(1,218)	—	—	—	11,399	—	10,181
Other	(1,367)	—	1,491	(16)	583	(4,006)	(3,315)
Balance December 31, 2024	$509,231	$—	$1,153,737	$545,381	$189,493	$113,820	$2,511,662
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

HHC 2024 FORM 10-K | 37

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Our expenses relating to these assets are primarily related to costs associated with constructing the assets, selling condominiums, carrying costs including, but not limited to, property taxes and insurance and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to Operating Assets when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

Segment EBT The following table presents segment EBT for Strategic Developments for the years ended December 31:

Strategic Developments Segment EBT
thousands	2024	2023	$ Change
Condominium rights and unit sales	$778,616	$47,707	$730,909
Rental revenue	459	379	80
Other land, rental, and property revenues	4,321	1,901	2,420
Total revenues	783,396	49,987	733,409

Condominium rights and unit cost of sales	(582,574)	(55,417)	(527,157)
Operating costs	(17,670)	(21,908)	4,238
Real estate taxes	(2,480)	(3,147)	667
Total operating expenses	(602,724)	(80,472)	(522,252)
Segment operating income (loss)	180,672	(30,485)	211,157
Depreciation and amortization	(7,255)	(3,963)	(3,292)
Interest income (expense), net	18,603	16,074	2,529
Other income (loss), net	90,534	690	89,844
Equity in earnings (losses) from unconsolidated ventures	251	142	109
Gain (loss) on sale or disposal of real estate and other assets, net	—	236	(236)
Segment EBT	$282,805	$(17,306)	$300,111

Strategic Developments segment EBT increased $300.1 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales increased $203.8 million, primarily due to the timing of condominium closings. We closed on all 349 units at Victoria Place during 2024, compared to 31 units at ‘A‘ali‘i and 16 units at Kō'ula during 2023.
–Other income includes an increase of $89.8 million due to the receipt of insurance proceeds following the execution of a settlement agreement related to the construction defect claims at Waiea in the current period. Refer to Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information.

HHC 2024 FORM 10-K | 38

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Strategic Developments Projects The following describes the status of our major construction projects as of December 31, 2024. These properties will be transferred to the Operating Assets segment upon completion of construction, unless otherwise noted below.

Bridgeland

One Bridgeland Green This will be a 49,501-square-foot office property. Total development costs are expected to be approximately $35.4 million. We began construction in the second quarter of 2024, and anticipate project completion in the second quarter of 2025. We expect this property to reach projected annual stabilized NOI of $1.8 million by 2028.

The Woodlands

Grogan’s Mill Retail This will be a 38,378-square-foot retail property. Total development costs are expected to be approximately $8.6 million. We began construction in the third quarter of 2024, and anticipate project completion in the second quarter of 2025. We expect this property to reach projected annual stabilized NOI of $0.9 million by 2028.

Grogan’s Mill Library and Community Center This will be a 53,863-square-foot property, and is being developed in connection with a land swap agreement entered into with Montgomery County, Texas. Upon completion of construction, the Company will transfer the Grogan's Mill Library and Community Center to Montgomery County in exchange for land parcels elsewhere in The Woodlands. As such, projected annual stabilized NOI is not applicable for this project. We began construction in the third quarter of 2024, and anticipate project completion in the second quarter of 2025.

1 Riva Row This will be a 268-unit multifamily property and will consist of studio, one-, two-, and three-bedroom units. Total development costs are expected to be approximately $156.0 million, which will be partially financed by a $93.3 million construction loan. We began construction in the third quarter of 2023, and anticipate project completion in the fourth quarter of 2025. We expect this property to reach projected annual stabilized NOI of $9.9 million by 2028.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to potentially significant variability in revenue recognized between periods.

For all Ward Village condominium units, sales contracts are subject to a 30-day rescission period. The buyers are required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date. Contracted units disclosed below represent sales that are past the 30-day rescission period.

For The Woodlands condominium units, sales contracts are subject to a 6-day rescission period. The buyers are required to make an initial deposit at signing and a final deposit 60 days later at which point their total deposit becomes non-refundable. Buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date. Contracted units disclosed below represent sales that are past the 6-day rescission period.

Completed Condominiums

Ward Village As of December 31, 2024, our seven completed condominiums, Ae`o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, Kō‘ula, and Victoria Place, are completely sold.

Condominiums Under Construction

Ward Village As of December 31, 2024, 97.3% of the units at our three towers under construction, The Park Ward Village, Ulana Ward Village, and Kalae, are under contract.

We broke ground on The Park Ward Village in October 2022 and expect to complete construction in 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of December 31, 2024, we have entered into contracts for 527 units, representing 96.7% of total units.

We broke ground on Ulana Ward Village in January 2023 and expect to complete construction in 2025. Ulana Ward Village, which is 100% presold, will consist of 696 studio, one-, two-, and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements.

HHC 2024 FORM 10-K | 39

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
We broke ground on Kalae in June 2024 and expect to complete construction in 2027. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of December 31, 2024, we have entered into contracts for 305 units, representing 92.7% of total units.

The Woodlands We launched public presales of our first condominium project in The Woodlands in March 2024. The Ritz-Carlton Residences, The Woodlands will consist of 111 one-, two-, three-, and four-bedroom residences. The development sits on the last available large-scale residential site on Lake Woodlands, spanning roughly eight acres across approximately 1,200 feet of premier lakefront shoreline. As of December 31, 2024, we have entered into contracts for 78 units, representing 70.3% of total units. We broke ground on The Ritz-Carlton Residences in October 2024.

Predevelopment Condominiums

Ward Village We launched public presales for The Launiu in February 2024. The Launiu will consist of 485 studio, one-, two-, and three-bedroom residences. As of December 31, 2024, we have entered into contracts for 283 units, representing 58.4% of total units.

The following provides further detail for all condominium projects as of December 31, 2024:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea (a)	Honolulu, HI	177	—	177	100.0%	Q4 2016
Anaha (a)	Honolulu, HI	317	—	317	100.0%	Q4 2017
Ae`o (a)	Honolulu, HI	465	—	465	100.0%	Q4 2018
Ke Kilohana (a)	Honolulu, HI	423	—	423	100.0%	Q2 2019
‘A‘ali‘i (a)	Honolulu, HI	750	—	750	100.0%	Q4 2021
Kō'ula (b)	Honolulu, HI	565	—	565	100.0%	Q3 2022
Victoria Place	Honolulu, HI	349	—	349	100.0%	Q4 2024
Under construction
Ulana Ward Village (c)	Honolulu, HI	—	696	696	100.0%	2025
The Park Ward Village (d)	Honolulu, HI	—	527	545	96.7%	2026
Kalae (e)	Honolulu, HI	—	305	329	92.7%	2027
The Ritz-Carlton Residences (f)	The Woodlands, TX	—	78	111	70.3%	2027
Predevelopment
The Launiu (g)	Honolulu, HI	—	283	485	58.4%	2028
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 56% leased.
(c)Ulana Ward Village will include approximately 32,100 square feet of retail space.
(d)The Park Ward Village will include approximately 26,800 square feet of retail space.
(e)Kalae will include approximately 2,000 square feet of retail space.
(f)The Ritz-Carlton Residences will include approximately 5,800 square feet of retail space.
(g)The Launiu will include approximately 10,000 square feet of retail space.

HHC 2024 FORM 10-K | 40

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

thousands	2024	2023	$ Change
Corporate income	$68	$60	$8
General and administrative	(88,128)	(85,619)	(2,509)
Gain (loss) on sale of MUD receivables	(48,651)	—	(48,651)
Corporate interest expense, net	(80,446)	(87,243)	6,797
Corporate other income (loss), net	764	3,143	(2,379)
Corporate depreciation and amortization	(3,066)	(3,215)	149
Other	(15,002)	(13,302)	(1,700)
Income tax (expense) benefit	(80,961)	(26,648)	(54,313)
Total Corporate income, expenses, and other items	$(315,422)	$(212,824)	$(102,598)

Corporate income, expenses, and other items was unfavorably impacted compared to the prior year by the following:
–Income tax expense increased $54.3 million primarily due to an increase in Income before income taxes as well as a net increase in expense related to the revaluation of deferred tax assets and liabilities as a result of the spinoff of Seaport Entertainment Group Inc. These increases were offset by a partial release of valuation allowances on the Company’s deferred tax assets including a state net operating loss carryover as a result of the spinoff. Refer to Note 13 - Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information.
–Loss on sale of MUD receivables of $48.7 million was recognized in 2024. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information.

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Corporate interest expense, net decreased $6.8 million primarily due to the termination of a derivative instrument in the third quarter of 2023. Refer to Note 10 - Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information.

Income Taxes

thousands except percentages	2024	2023
Income tax expense (benefit)	$80,961	$26,648
Income (loss) before income taxes	$369,023	$110,880
Effective tax rate	21.9%	24.0%

The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate.

The Company’s effective tax rate for the year ended December 31, 2024, was 21.9% compared to 24.0% for the year ended December 31, 2023. The decrease was primarily due a partial release of valuation allowances on the Company’s deferred tax assets including a state net operating loss carryover as a result of the spinoff of Seaport Entertainment Group Inc. as well as a decrease in non-deductible executive compensation, partially offset by a net increase in expense related to the revaluation of deferred tax assets and liabilities as a result of the spinoff.

For additional information on income taxes, see Note 13 - Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.

HHC 2024 FORM 10-K | 41

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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps, caps, and collars. The Company had $1.4 billion of variable-rate debt outstanding at December 31, 2024, of which $250.2 million was swapped to a fixed rate through the use of interest rate swaps and $827.2 million had interest rate cap contracts in place. Additionally, the interest rate caps and collars are on construction loans and mortgages with undrawn loan commitment of $162.7 million as of December 31, 2024, which will be covered by the interest rate cap and collar contracts upon drawing. Refer to Note 10 - Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional detail.

As of December 31, 2024, annual interest costs would increase approximately $3.2 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2024:

	Contractual Maturity Date
thousands	2025	2026	2027	2028	2029	Thereafter	Total
Mortgages, notes, and loans payable	$421,202	$509,097	$415,717	$838,680	$1,270,240	$1,713,501	$5,168,437
Weighted-average interest rate	5.38%	5.16%	4.97%	4.73%	4.58%	4.30%

HHC 2024 FORM 10-K | 42

FINANCIAL STATEMENTS INDEX	Table of Contents Index to Financial Statements
Item 8.  Financial Statements and Supplementary Data

HHC 2024 FORM 10-K | 43

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
Management’s Report on Internal Control over Financial Reporting

Management of The Howard Hughes Corporation (the Company) is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that the Company’s internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which is included in this Annual Report on Form 10-K (Annual Report).

HHC 2024 FORM 10-K | 44

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
Report of Independent Registered Public Accounting Firm

To Those Charged with Governance
The Howard Hughes Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

HHC 2024 FORM 10-K | 45

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

Master Planned Communities (MPC) cost of sales estimates

As discussed in Note 1 to the consolidated financial statements, when developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs, based on relative sales value, that beneﬁt the property sold. For purposes of allocating development costs, estimates of future revenues and future development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation and sales price escalation, which are subject to judgment and affected by expectations about future market or economic conditions. The Company recognized MPC cost of sales of $169.2 million for the year ended December 31, 2024.

We identified the evaluation of estimated future development costs and revenues that drive the MPC cost of sales estimates as a critical audit matter. Subjective auditor judgment was required to evaluate the cost escalation and sales price escalation assumptions.

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

Dallas, Texas
February 28, 2025

HHC 2024 FORM 10-K | 46

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except par values and share amounts	2024	2023
ASSETS
Master Planned Communities assets	$2,511,662	$2,445,673
Buildings and equipment	3,841,872	3,649,376
Less: accumulated depreciation	(949,533)	(829,018)
Land	302,446	294,189
Developments	1,341,029	1,169,571
Net investment in real estate	7,047,476	6,729,791
Investments in unconsolidated ventures	169,566	182,799
Cash and cash equivalents	595,696	629,714
Restricted cash	402,420	379,498
Accounts receivable, net	105,185	101,373
Municipal Utility District (MUD) receivables, net	463,799	550,884
Deferred expenses, net	139,350	138,182
Operating lease right-of-use assets	5,806	5,463
Other assets, net	279,495	242,636
Assets of discontinued operations	—	615,272
Total assets	$9,208,793	$9,575,612

LIABILITIES
Mortgages, notes, and loans payable, net	$5,127,469	$5,146,992
Operating lease obligations	5,456	5,362
Deferred tax liabilities, net	143,107	84,523
Accounts payable and other liabilities	1,092,460	1,052,973
Liabilities of discontinued operations	—	227,165
Total liabilities	6,368,492	6,517,015

Commitments and Contingencies (see Note 11)

EQUITY
Common stock: 10 shares authorized, issued, and outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	2,955,247	3,374,284
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	(182,462)	(383,012)
Accumulated other comprehensive income (loss)	1,968	1,272
Total equity attributable to Howard Hughes Holdings Inc.	2,774,753	2,992,544
Noncontrolling interests	65,548	66,053
Total equity	2,840,301	3,058,597
Total liabilities and equity	$9,208,793	$9,575,612

See Notes to Consolidated Financial Statements.

HHC 2024 FORM 10-K | 47

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands	2024	2023	2022
REVENUES
Condominium rights and unit sales	$778,616	$47,707	$677,078
Master Planned Communities land sales	453,195	370,185	316,065
Rental revenue	422,100	383,617	379,693
Other land, rental, and property revenues	44,755	46,255	44,893
Builder price participation	52,023	60,989	71,761
Total revenues	1,750,689	908,753	1,489,490

EXPENSES
Condominium rights and unit cost of sales	582,574	55,417	483,983
Master Planned Communities cost of sales	169,191	140,050	119,466
Operating costs	208,578	205,453	191,856
Rental property real estate taxes	58,395	55,649	52,121
Provision for (recovery of) doubtful accounts	504	(2,762)	629
General and administrative	88,128	85,619	81,770
Depreciation and amortization	179,799	168,734	154,605
Other	15,002	13,302	11,920
Total expenses	1,302,171	721,462	1,096,350

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	22,907	24,162	29,678
Other income (loss), net	92,120	5,823	1,421
Total other	115,027	29,985	31,099

Operating income (loss)	563,545	217,276	424,239

Interest income	25,349	25,500	3,818
Interest expense	(164,926)	(157,575)	(112,498)
Gain (loss) on extinguishment of debt	(465)	(97)	(2,377)
Gain (loss) on sale of MUD receivables	(48,651)	—	—
Equity in earnings (losses) from unconsolidated ventures	(5,829)	25,776	21,723
Income (loss) from continuing operations before income taxes	369,023	110,880	334,905
Income tax expense (benefit)	80,961	26,648	82,196
Net income (loss) from continuing operations	288,062	84,232	252,709
Net income (loss) from discontinued operations, net of tax	(88,223)	(634,940)	(68,073)
Net income (loss)	199,839	(550,708)	184,636
Net (income) loss attributable to noncontrolling interests	711	(243)	(103)
Net income (loss) attributable to Howard Hughes Holdings Inc.	$200,550	$(550,951)	$184,533
See Notes to Consolidated Financial Statements.

HHC 2024 FORM 10-K | 48

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
thousands	2024	2023	2022
Net income (loss)	$199,839	$(550,708)	$184,636
Other comprehensive income (loss)
Interest rate caps and swaps (a)	321	(9,322)	31,698
Pension adjustment (b)	375	259	(183)
Reclassification of the Company's share of previously deferred derivative gains to net income (c)	—	—	(6,723)
Other comprehensive income (loss)	696	(9,063)	24,792
Comprehensive income (loss)	200,535	(559,771)	209,428
Comprehensive (income) loss attributable to noncontrolling interests	711	(243)	(103)
Comprehensive income (loss) attributable to Howard Hughes Holdings Inc.	$201,246	$(560,014)	$209,325
(a)Amounts are shown net of deferred tax expense of $0.1 million for the year ended December 31, 2024, deferred tax benefit of $2.7 million for the year ended December 31, 2023, and deferred tax expense of $9.5 million for the year ended December 31, 2022.
(b)The deferred tax impact was not meaningful for the years ended December 31, 2024, 2023, and 2022.
(c)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. See Note 3 - Investments in Unconsolidated Ventures for additional information.

See Notes to Consolidated Financial Statements.

HHC 2024 FORM 10-K | 49

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Additional	Earnings	Other			Total
thousands except shares	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2021	56,173,276	$563	$3,960,418	$(16,456)	$(14,457)	(2,107,615)	$(220,073)	$3,709,995	$675	$3,710,670
Net income (loss)	—	—	—	184,533	—	—	—	184,533	103	184,636
Interest rate swaps, net of tax expense (benefit) of $9,460	—	—	—	—	31,698	—	—	31,698	—	31,698
Pension adjustment, net of tax expense (benefit) of $(71)	—	—	—	—	(183)	—	—	(183)	—	(183)
Deconsolidation of Ward Village homeowners’ associations	—	—	—	—	—	—	—	—	(211)	(211)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	65,046	65,046
Reclassification of the Company’s share of previously deferred derivative gains, net of tax expense of $1,912 (a)	—	—	—	—	(6,723)	—	—	(6,723)	—	(6,723)
Repurchase of common shares	—	—	—	—	—	(4,283,874)	(388,372)	(388,372)	—	(388,372)
Stock plan activity	52,997	1	12,143	—	—	(32,787)	(2,593)	9,551	—	9,551
Balance, December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(550,951)	—	—	—	(550,951)	243	(550,708)
Interest rate swaps, net of tax expense (benefit) of $(2,729)	—	—	—	—	(9,322)	—	—	(9,322)	—	(9,322)
Pension adjustment, net of tax expense (benefit) of $70	—	—	—	—	259	—	—	259	—	259
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	219	219
Stock plan activity	322,506	2	11,138	—	—	(21,628)	(1,722)	9,418	—	9,418
Stock conversion to HHH	(56,548,779)	(566)	(612,194)	—	—	6,445,904	612,760	—	—	—
HHC shares issued to HHH	10	—	—	—	—	—	—	—	—	—
Capital transactions with HHH	—	—	2,779	(138)	—	—	—	2,641	—	2,641
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2023	10	$—	$3,374,284	$(383,012)	$1,272	—	$—	$2,992,544	$66,053	$3,058,597
Net income (loss)	—	—	—	200,550	—	—	—	200,550	(711)	199,839
Interest rate swaps, net of tax expense (benefit) of $60	—	—	—	—	321	—	—	321	—	321
Pension adjustment, net of tax expense (benefit) of $118	—	—	—	—	375	—	—	375	—	375
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	206	206
Distribution of Seaport Entertainment Group Inc. to stockholders	—	—	(409,126)	—	—	—	—	(409,126)	—	(409,126)
Capital transactions with HHH	—	—	(9,911)	—	—	—	—	(9,911)	—	(9,911)
Balance, December 31, 2024	10	$—	$2,955,247	$(182,462)	$1,968	—	$—	$2,774,753	$65,548	$2,840,301
(a)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. See Note 3 - Investments in Unconsolidated Ventures for additional information.

See Notes to Consolidated Financial Statements.

HHC 2024 FORM 10-K | 50

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$199,839	$(550,708)	$184,636
Net income (loss) from discontinued operations, net of taxes	(88,223)	(634,940)	(68,073)
Net income (loss) from continuing operations	288,062	84,232	252,709
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	160,638	151,881	137,817
Amortization	19,360	16,960	16,886
Amortization of deferred financing costs	12,396	11,840	10,254
Amortization of intangibles other than in-place leases	120	120	120
Straight-line rent amortization	(7,012)	(7,464)	(7,597)
Deferred income taxes	62,306	(9,667)	55,832
Restricted stock and stock option amortization	14,436	15,852	11,895
Net gain on sale of properties	(22,907)	(24,162)	(29,687)
Net gain on sale of unconsolidated ventures	—	—	(5,016)
Loss on sale of MUD receivables	48,651	—	—
Proceeds from sale of MUD receivables	176,680	—	—
(Gain) loss on extinguishment of debt	465	97	2,377
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	12,436	(15,539)	(8,191)
Provision for doubtful accounts	(499)	8,274	34
Master Planned Community development expenditures	(427,979)	(403,633)	(396,125)
Master Planned Community cost of sales	151,177	126,167	111,723
Condominium development expenditures	(681,998)	(472,666)	(340,793)
Condominium rights and units cost of sales	565,419	53,156	465,711
Other	—	1,319	—
Net Changes:
Accounts receivable, net	83,784	117,334	82,771
Other assets, net	16,345	29,484	(26,326)
Condominium deposits, net	(19,065)	88,595	21,273
Deferred expenses, net	(31,123)	(26,874)	(28,112)
Accounts payable and other liabilities	28,094	41,789	14,437
Cash provided by (used in) operating activities of continuing operations	449,786	(212,905)	341,992
Cash provided by (used in) operating activities of discontinued operations	(51,160)	(43,327)	(16,739)
Cash provided by (used in) operating activities	398,626	(256,232)	325,253

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(2,143)	(7,340)	(2,004)
Operating property improvements	(47,949)	(40,211)	(43,193)
Property development and redevelopment	(252,953)	(231,038)	(268,413)
Acquisition of assets	(18,456)	(5,898)	—
Proceeds from sales of properties, net	48,408	39,543	81,720
Reimbursements under tax increment financings and grants	8,721	1,469	127
Distributions from unconsolidated ventures	6,657	12,995	207,685
Investments in unconsolidated ventures, net	(3,500)	—	(299)
Net parent investment in discontinued operations	(150,387)	(115,185)	(225,091)
Cash provided by (used in) investing activities of continuing operations	(411,602)	(345,665)	(249,468)
Cash provided by (used in) investing activities of discontinued operations	110,343	9,522	28,773
Cash provided by (used in) investing activities	(301,259)	(336,143)	(220,695)
HHC 2024 FORM 10-K | 51

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements

	Year Ended December 31,
thousands	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	761,429	677,441	1,235,897
Principal payments on mortgages, notes, and loans payable	(807,548)	(147,623)	(1,063,439)
Repurchases of common shares	—	—	(403,863)
Debt extinguishment costs	—	—	(60)
Special Improvement District bond funds released from (held in) escrow	16,850	11,037	23,148
Deferred financing costs and bond issuance costs, net	(6,235)	(569)	(18,220)
Taxes paid on stock options exercised and restricted stock vested	(943)	(2,643)	(3,012)
Stock options exercised	—	—	345
Issuance of Teravalis noncontrolling interest	—	—	31,234
Distribution to noncontrolling interest upon sale of 110 North Wacker	—	—	(22,084)
Distributions to HHH	(22,889)	(2,302)	—
Sale of preferred stock in Seaport subsidiary	9,850	—	—
Contributions from Teravalis noncontrolling interest owner	206	219	—
Cash provided by (used in) financing activities of continuing operations	(49,280)	535,560	(220,054)
Cash provided by (used in) financing activities of discontinued operations	(103,028)	10,935	(2,204)
Cash provided by (used in) financing activities	(152,308)	546,495	(222,258)

Net change in cash, cash equivalents, and restricted cash	(54,941)	(45,880)	(117,700)
Cash, cash equivalents, and restricted cash at beginning of period	1,053,057	1,098,937	1,216,637
Cash, cash equivalents, and restricted cash at end of period	998,116	1,053,057	1,098,937
Less: Cash, cash equivalents, and restricted cash of discontinued operations at end of period	—	43,845	66,714
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$998,116	$1,009,212	$1,032,223

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$595,696	$629,714	$610,205
Restricted cash	402,420	379,498	422,018
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$998,116	$1,009,212	$1,032,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — CONTINUING OPERATIONS
Interest paid, net	$298,364	$239,995	$205,758
Interest capitalized	151,632	109,510	89,687
Income taxes paid (refunded), net	3,943	10,608	24,974

NON-CASH TRANSACTIONS — CONTINUING OPERATIONS
Accrued property improvements, developments, and redevelopments	$(13,441)	$909	$12,539
Consideration from sale of properties	—	5,250	—
Special Improvement District bond transfers associated with land sales	18,014	13,883	7,774
Special Improvement District bonds held in third-party escrow	37,990	21,290	—
Capitalized stock compensation	3,936	4,669	4,785
Initial recognition of operating lease right-of-use asset	766	—	1,488
Initial recognition of operating lease obligation	766	—	1,621
Issuance of Teravalis noncontrolling interest	—	—	33,810
MPC land contributed to unconsolidated venture	—	—	21,450

NON-CASH TRANSACTIONS — DISCONTINUED OPERATIONS
Distribution of Seaport Entertainment Group Inc. to stockholders	$361,210	$—	$—
See Notes to Consolidated Financial Statements.

HHC 2024 FORM 10-K | 52

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

1. Presentation of Financial Statements and Significant Accounting Policies

General On August 11, 2023, Howard Hughes Holdings Inc. (HHH), a new holding company, replaced The Howard Hughes Corporation (HHC or the Company) as the public company trading on the New York Stock Exchange. Existing shares of common stock of HHC were automatically converted, on a one-for-one basis, into shares of common stock of HHH, with the same designations, rights, powers, and preferences, and the same qualifications, limitations, and restrictions, as the shares of HHC common stock immediately prior to the reorganization. HHH became the successor issuer to HHC pursuant to Rule 12g-3 (a) under the Exchange Act and replaced HHC as the public company trading on the New York Stock Exchange under the ticker symbol "HHH."

References to HHC, the Company, we, us, and our refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated. References to HHH refer to the Company’s parent holding company, Howard Hughes Holding Inc., and its consolidated subsidiaries, including the Company, unless otherwise specifically stated.

Together with its subsidiaries, HHC develops master planned communities (MPC), invests in other strategic real estate opportunities in the form of entitled and unentitled land and other development rights (Strategic Developments) and owns, manages, and operates real estate assets currently generating revenues (Operating Assets), which may be redeveloped or repositioned from time to time.

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

Principles of Consolidation and Basis of Presentation The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements include the accounts of The Howard Hughes Corporation and its subsidiaries after elimination of intercompany balances and transactions. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 810 Consolidation. The outside equity interests in certain entities controlled by the Company are reflected in the Consolidated Financial Statements as noncontrolling interests.

As the spinoff of SEG represented a strategic shift in the Company’s operations, the results of SEG are presented as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the related SEG assets and liabilities are classified as discontinued operations in the Consolidated Balance Sheets. The Consolidated Statements of Comprehensive Income (Loss), and Equity are presented on a consolidated basis for both continuing operations and discontinued operations. The disclosures presented in the notes to the Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 - Discontinued Operations for additional information.

Certain amounts in the Consolidated Statements of Cash Flows for the year ended December 31, 2022, have been reclassified to conform to the current balance sheet presentation. Specifically, the Company reclassified the Notes receivable, net from the Accounts receivable, net to Other assets, net within cash flows from operating activities.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Consolidated Financial Statements up to the date and time this Annual Report was filed.

HHC 2024 FORM 10-K | 53

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

If the Company determines it is no longer the primary beneficiary of a VIE, it will deconsolidate the entity and measure the initial cost basis for any retained interests that are recorded upon the deconsolidation at fair value. The Company will recognize a gain or loss for the difference between the fair value and the previous carrying amount of its investment in the VIE.

Consolidated Variable Interest Entity At December 31, 2024, and December 31, 2023, the Company owned an 88.0% interest in Teravalis, the Company’s newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of December 31, 2024, the Company’s Consolidated Balance Sheets included $542.1 million of Master Planned Community assets, $0.5 million of Accounts payable and other liabilities, and $65.1 million of Noncontrolling interest related to Teravalis. As of December 31, 2023, the Company’s Consolidated Balance Sheets included $541.6 million of Master Planned Community assets, $0.6 million of Accounts payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis.

HHC 2024 FORM 10-K | 54

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

Segments In 2024, HHH completed the spinoff of Seaport Entertainment Group Inc. which included all assets in the previously reported Seaport segment and the Las Vegas Aviators and Las Vegas Ballpark previously included in the Operating Assets segment. These assets are now disclosed as discontinued operations in the current and prior periods. See Note 2 - Discontinued Operations for additional information on the spinoff transaction.

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

HHC 2024 FORM 10-K | 55

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Net Investment in Real Estate

Master Planned Community Assets, Buildings and Equipment, and Land Real estate assets are stated at cost less any provisions for impairments and depreciation as applicable. Expenditures for significant improvements to the Company’s assets are capitalized. Tenant improvements relating to the Company’s operating assets are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repair costs are charged to expense when incurred.

Depreciation The Company periodically reviews the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years	Balance Sheet Location
Buildings and improvements	7 - 40	Buildings and Equipment
Equipment and fixtures	5 - 20	Buildings and Equipment
Computer hardware and vehicles	3 - 5	Buildings and Equipment
Tenant improvements	Related lease term	Buildings and Equipment
Leasing costs	Related lease term	Other assets, net

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company’s estimate of their remaining useful lives. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2024, 2023, and 2022.

Developments Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized before they are placed into service. Such costs include planning, engineering, design, direct material, labor, and subcontract costs. Real estate taxes, utilities, direct legal and professional fees related to the sale of a specific unit, interest, insurance costs, and certain employee costs incurred during construction periods are also capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold, or at the date that the Company decides not to move forward with a project. Capitalized costs related to a project where HHC has determined not to move forward are expensed if they are not deemed recoverable. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with redevelopments are expensed as incurred unless the demolition was included in the Company’s development plans and imminent as of the acquisition date of an asset.

Once construction of operating properties is complete, the assets are placed into service, and capitalized costs are reclassed to Buildings and equipment and are depreciated in accordance with the Company’s policy. Once construction of condominiums is complete, the assets are reflected as condominium inventory in Other assets, net until the sale of each condominium unit is closed and the related cost is realized in Condominium rights and units cost of sales. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Developments consist of the following categories as of December 31:

thousands	2024	2023
Development costs	$1,190,746	$982,368
Land and improvements	150,283	187,203
Total Developments	$1,341,029	$1,169,571

Acquisitions of Properties The Company accounts for the acquisition of real estate properties in accordance with ASC 805 Business Combinations. This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition for business combinations and at relative fair values for asset acquisitions. Acquisition costs related to the acquisition of a business are expensed as incurred. Costs directly related to asset acquisitions are considered additions to the purchase price and increase the cost basis of such assets.

HHC 2024 FORM 10-K | 56

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

The cash flow estimates used for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental rates, occupancy, pricing, development costs, sales pace, capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset or, for MPCs, is expensed as a cost of sales when land is sold. Assets that have been impaired will in the future have lower depreciation and cost of sale expenses. The impairment will have no impact on cash flows.

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
HHC 2024 FORM 10-K | 57

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits from buyers and other amounts related to taxes, insurance, and legally restricted security deposits and leasing costs.

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

The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets as of December 31:

thousands	2024	2023
Straight-line rent receivables	$91,050	$84,316
Tenant receivables	1,638	5,493
Other receivables	12,497	11,564
Accounts receivable, net (a)	$105,185	$101,373
(a)As of December 31, 2024, the total reserve balance for amounts considered uncollectible was $8.2 million, composed of $8.1 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivable. As of December 31, 2023, the total reserve balance was $13.6 million, all of which was attributable to lease-related receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Consolidated Statements of Operations for the years ended December 31:

thousands
Statements of Operations Location	2024	2023	2022
Rental revenue	$(860)	$10,984	$(410)
Provision for (recovery of) doubtful accounts	504	(2,762)	629
Total (income) expense impact	$(356)	$8,222	$219

Municipal Utility District Receivables, net In Houston, Texas, certain development costs are reimbursable through the creation of a Municipal Utility District, also known as Water Control and Improvement Districts, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (TCEQ). MUDs are formed to provide municipal water, wastewater, drainage services, recreational facilities, and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid, and constructed in accordance with the City of Houston’s and TCEQ requirements.

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

HHC 2024 FORM 10-K | 58

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Sale of MUD Receivables In September 2024, the Company entered into a sales transaction of MUD receivables, in which it transferred the reimbursement rights to $186.0 million of existing MUD receivables and $9.3 million of related accrued interest, as well as $40.0 million of anticipated future MUD receivables, for total cash consideration of $176.7 million. Using the relative fair value method, $146.7 million of the cash consideration was allocated to the sale of the existing MUD receivables and $30.0 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $48.7 million in the Consolidated Statements of Operations. The Company has recorded a liability related to the allocated amount of anticipated future MUD receivables, which is accounted for using the amortized cost method and is included in Accounts payable and other liabilities on the Consolidated Balance Sheets.

The above amounts represent the final impact of the MUD receivable sale for the year ended December 31, 2024. Due to an adjustment to the allocation between projects, this differs slightly from what was initially reported in the third quarter of 2024.

Other Assets, net The major components of Other assets, net include security, escrow, and other deposits; Special Improvement District (SID) receivables; in-place leases; intangibles; Tax increment financing (TIF) receivables; prepaid expenses related to the Company’s properties; condominium inventory; and various other assets.

SID receivables are amounts due from SID bonds related to the Company’s Summerlin MPC. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse the Company for a portion of the development costs incurred in Summerlin. See Note 8 - Mortgages, Notes, and Loans Payable, Net for additional information on the SID bonds.

The Company’s intangibles include in-place lease assets and above-market lease assets where HHC is the lessor, as well as internally developed software and trademark and trade name intangibles related to MPCs. The Company amortizes finite-lived intangible assets less any residual value, if applicable, on a straight-line basis over the term of the related lease or the estimated useful life of the asset.

TIF receivables are amounts which the Company has submitted for reimbursement from Howard County in Maryland or from the state of Maryland, in conjunction with development costs expended on key roads and infrastructure work within the Merriweather District of Downtown Columbia specified per the terms of the county’s TIF legislation, Special Obligation Bonds issued in October 2017, and Grant Disbursement Agreement executed in April 2023.

Notes receivable, net includes non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Subsequent to initial recognition, they are recorded at amortized cost less any provision for impairment as required under ASC 326 Financial Instruments - Credit Losses.

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

The amortized cost basis of financing receivables, consisting primarily of MUD and SID receivables, totaled $569.1 million as of December 31, 2024, and $632.8 million as of December 31, 2023. The MUD receivable balance includes accrued interest of $44.0 million at December 31, 2024, and $35.8 million at December 31, 2023. The allowance for credit losses for financing receivables was not material as of December 31, 2024 and 2023, and there was no material activity related to the allowance for credit losses for the years ended December 31, 2024, 2023, and 2022.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company currently does not have significant financing receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written-off during the current period for financing receivables.
HHC 2024 FORM 10-K | 59

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

Income Taxes HHC is a directly owned subsidiary of HHH and is included in Howard Hughes Holdings Inc. and Subsidiaries’ U.S. Federal income tax return. The Company’s financial statements recognize the current and deferred income tax consequences that result from HHC’s activities during the current period pursuant to the provisions of ASC 740 Income Taxes as if the Company were a separate taxpayer rather than a member of Howard Hughes Holdings Inc.’s consolidated income tax return group.

In the Company’s MPCs, gains with respect to land sales, whether for commercial use or for single-family residences, are reported for tax purposes either on the modified accrual method or on the percentage-of-completion method. Under the percentage-of-completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations.

Deferred Expenses, net Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to expense using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $69.1 million as of December 31, 2024, and $59.6 million as of December 31, 2023.

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

Stock-Based Compensation Prior to the consummation of the holding company reorganization discussed above, the Company maintained two equity incentive plans, with outstanding stock-based compensation awards (Awards), which included stock options and restricted stock awards (RSAs). In 2023, pursuant to the holding company reorganization discussed above, each outstanding share of HHC’s common stock was automatically converted into one share of HHH common stock. HHH assumed all obligations under the equity incentive plans. All stock options and restricted stock outstanding will be settled in HHH stock.

In 2024, at the time of the spinoff of SEG, all of these Awards were modified to adjust the number of HHH shares by certain ratios and/or allocation factors. The stock options were modified into HHH stock options and SEG stock options based on the applicable ratios and/or allocation factors. In addition, the growth targets for the RSAs based on Net Asset Value and related performance conditions were revised to carve out the impact of the spinoff. Also, the market conditions related to Total Shareholder Return (TSR) targets were evaluated as of the spinoff date for the TSR-based RSAs and then modified to time-based, service conditions only. See Note 12 - Stock-Based Compensation Plans for additional information.

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

HHC 2024 FORM 10-K | 60

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

These deposits, along with the balance of the contract value, are recognized at closing upon satisfaction of HHC’s performance obligation and transfer of title to the buyer. Real estate project costs directly associated with a condominium project, which are HHC’s costs to fulfill contracts with condominium buyers, are capitalized while all other costs are expensed as incurred. Total estimated project costs include direct costs such as the carrying value of the land, site planning, architectural, construction, and financing costs, as well as indirect cost allocations. The allocations include costs which clearly relate to the specific project, including certain infrastructure and amenity costs which benefit the project as well as others, and are based upon the relative sales value of the units. Furthermore, incremental costs incurred to obtain a contract to sell condominium units are evaluated for capitalization in accordance with ASC 340-40 Components, Costs & Considerations, with incremental costs to fulfill a contract only being capitalized if the costs relate directly to a specifically identified contract, enhance resources to satisfy performance obligations in the future, and are expected to be recovered.

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

When residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold. In accordance with ASC 970-360-30-1 Real Estate Project Costs, when land is sold, costs are allocated to each sold superpad or lot based upon the relative sales value. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. For certain parcels of land, including acquired parcels that the Company does not intend to develop or for which development was complete at the date of acquisition, the specific identification method is used to determine the cost of sales.

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

HHC 2024 FORM 10-K | 61

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

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues also include amortization related to above-market and below‑market tenant leases on acquired properties.

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

Other Land, Rental, and Property Revenues Other land revenues recognized over time include ground maintenance revenue, and homeowner association management fee revenue. These revenues are recognized over time, as time elapses. The amount of consideration and the duration are fixed, as stipulated in the related agreements, and represent a single performance obligation.

Other land revenues also include transfer and advertising fees on the secondary sales of homes in MPCs, forfeitures of earnest money deposits by buyers of HHC’s condominium units, lease termination fees, and other miscellaneous items. These items are recognized at a point in time when the real estate closing process is complete or HHC has a legal right to the respective fee or deposit.

Other rental revenues also includes overage rent which is recognized on an accrual basis once tenant sales exceed contractual thresholds contained in the lease and is calculated by multiplying the tenant sales in excess of the minimum amount by a percentage defined in the lease.

Noncontrolling Interests As of December 31, 2024 and December 31, 2023, noncontrolling interests related to the 12% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to Howard Hughes Holdings Inc.

Recently Issued Accounting Standards The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company’s business.

Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses This update requires the disclosure of additional disaggregated information in the notes to financial statements for certain categories of costs and expenses that are included on the face of the statement of operations. The new disclosure requirements are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statement presentation and disclosures.

HHC 2024 FORM 10-K | 62

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

The following table presents key components of Net income (loss) from discontinued operations, net of income taxes, for the years ended December 31:

thousands	2024	2023	2022
Total revenues	$60,846	$115,349	$118,998
Total operating expenses	88,381	133,767	128,775
General and administrative (a)	32,535	4,522	—
Depreciation and amortization	16,717	47,384	45,756
Other	—	81	59
Provision for impairment	—	(672,492)	—
Other income (loss), net	(67)	(1,539)	488
Interest income (expense), net	(7,414)	874	1,607
Gain (loss) on extinguishment of debt	(1,563)	(47)	—
Equity in earnings (losses) from unconsolidated ventures	(18,960)	(81,484)	(36,272)
Net income (loss) from discontinued operations before income taxes	(104,791)	(825,093)	(89,769)
Income tax expense (benefit)	(16,568)	(190,153)	(21,696)
Net income (loss) from discontinued operations, net of taxes	$(88,223)	$(634,940)	$(68,073)
(a)General and administrative expenses relate to costs incurred to complete the spinoff of Seaport Entertainment.

The following table summarizes the major classes of assets and liabilities that are classified as discontinued operations on the Consolidated Balance Sheets.

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
HHC 2024 FORM 10-K | 63

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

Seaport Entertainment Guaranty Following the execution of the spinoff, the Company continues to provide a full backstop guaranty for SEG’s outstanding mortgage related to its 250 Water Street property. See Note 11 - Commitments and Contingencies for additional information.

3. Investments in Unconsolidated Ventures

In the normal course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of December 31, 2024, the Company does not consolidate the investments below as it does not have a controlling financial interest in these ventures. As such, the Company primarily reports its interests in accordance with the equity method. As of December 31, 2024, these ventures had debt totaling $354.3 million, with the Company’s proportionate share of this debt totaling $175.6 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 11 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
thousands except percentages	2024	2023	2024	2023	2024	2023	2022
Equity Method Investments
Operating Assets
110 North Wacker	—%	—%	$—	$—	$—	$—	$4,910
The Metropolitan (b)	50.0%	50.0%	—	—	667	33	4,556
Stewart Title of Montgomery County, TX	50.0%	50.0%	4,061	3,785	576	168	1,294
Woodlands Sarofim	20.0%	20.0%	2,975	2,990	(15)	(40)	(13)
TEN.m.flats (c)	50.0%	50.0%	—	—	1,349	(225)	6,878
Master Planned Communities
The Summit (d)	50.0%	50.0%	37,409	59,112	(16,807)	24,787	(30)
Floreo (e)	50.0%	50.0%	60,788	55,880	4,908	(2,121)	(1,377)
Strategic Developments
West End Alexandria (d)	58.3%	58.3%	60,513	56,757	256	139	70
Other	50.0%	50.0%	41	496	(5)	2	797
			165,787	179,020	(9,071)	22,743	17,085
Other investments (f)			3,779	3,779	3,242	3,033	4,638
Investments in unconsolidated ventures			$169,566	$182,799	$(5,829)	$25,776	$21,723
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan was in a deficit position of $12.2 million at December 31, 2024, and $10.9 million at December 31, 2023, and presented in Accounts payable and other liabilities in the Consolidated Balance Sheets.
(c)TEN.m.flats was in a deficit position of $5.8 million at December 31, 2024, and $4.7 million at December 31, 2023, and presented in Accounts payable and other liabilities in the Consolidated Balance Sheets.
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
(f)Other investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during the current year, or cumulatively.

HHC 2024 FORM 10-K | 64

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

Phase II In July 2022, the Company contributed an additional 54 acres to The Summit (Phase II land) with a fair value of $21.5 million. The Company recognized an incremental equity method investment at the fair value of $21.5 million and recognized a gain of $13.5 million recorded in Equity in earnings (losses) from unconsolidated ventures. This gain is the result of marking the cost basis of the land contributed to its estimated fair value at the time of contribution. The Phase II land is adjacent to the existing Summit development and includes approximately 28 custom home sites. The first lot sales closed in the first quarter of 2023. The Company will receive distributions and recognize its share of income or loss for Phase II based on the joint venture’s distribution priorities in the amended Summit LLC agreement, which could fluctuate over time. Upon receipt of preferred returns to HHH, distributions and recognition of income or loss will be allocated to the company based on its final profit-sharing interest.

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

In October 2022, Floreo closed on a $165.0 million financing, with outstanding borrowings of $158.6 million as of December 31, 2024. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received a guaranty fee of $5.0 million. The financing and related guaranty provided by the Company triggered a reconsideration event, and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of December 31, 2024, the Company’s maximum exposure to loss as a result of this investment is limited to the $60.8 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 11 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

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

HHC 2024 FORM 10-K | 65

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

thousands	December 31, 2024	December 31, 2023
Consolidated Balance Sheets
Total Assets	$879,908	$814,627
Total Liabilities	526,320	436,289
Total Equity	353,588	378,338

	Year Ended December 31,
thousands	2024	2023	2022
Consolidated Statements of Operations
Revenues	$219,766	$347,084	$150,746
Operating Income	35,545	75,099	31,752
Net income (loss)	20,987	55,006	31,058

4. Acquisitions and Dispositions

Acquisitions

Operating Assets In June 2024, the Company acquired the Waterway Plaza II office property and the adjacent parking garage for $19.2 million in an asset acquisition. The approximately 141,763-square-foot office property is located in The Woodlands.

Strategic Developments In May 2023, the Company acquired the Grogan’s Mill Village Center and related anchor site, a retail property in The Woodlands consisting of approximately 8.7 acres for $5.9 million in an asset acquisition.

Dispositions Gains and losses on asset dispositions are recorded to Gain (loss) on sale or disposal of real estate and other assets, net in the Consolidated Statements of Operations, unless otherwise noted.

Operating Assets During 2024, the Company completed the sale of four non-core ground leases in The Woodlands, for total proceeds of $9.6 million, resulting in a gain of $6.7 million.

In December 2024, the Company completed the sale of Lakeland Village Center at Bridgeland, a 67,947-square-foot retail property in Bridgeland, for $28.0 million, resulting in a gain of $11.4 million.

In February 2024, the Company completed the sale of Creekside Park Medical Plaza, a 32,689-square-foot medical office building in The Woodlands, for $14.0 million, resulting in a gain of $4.8 million.

In December 2023, the Company completed the sale of Memorial Hermann Medical Office, a 20,000-square-foot medical office building in The Woodlands, for $9.6 million, resulting in a gain of $3.2 million.

In July 2023, the Company completed the sale of two self-storage facilities with a total of 1,370 storage units in The Woodlands, for $30.5 million, resulting in a gain of $16.1 million.

In March 2023, the Company completed the sale of two land parcels in Honolulu, Hawai‘i, including an 11,929-square-foot building at the Ward Village Retail property, for total consideration of $6.3 million, resulting in a gain of $4.7 million.

HHC 2024 FORM 10-K | 66

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
In December 2022, the Company completed the sale of Creekside Village Green, a 74,670-square-foot retail property in The Woodlands, for $28.4 million, resulting in a gain of $13.4 million.

In December 2022, the Company completed the sale of Lake Woodlands Crossing, a 60,261-square-foot retail property in The Woodlands, for $22.5 million, resulting in a gain of $12.2 million. The Company retained the underlying land and simultaneously with the sale executed a 99-year ground lease with the buyer, which is classified as an operating lease.

In June 2022, the Company completed the sale of the Outlet Collection at Riverwalk, a 264,080-square-foot outlet center located in downtown New Orleans, for $34.0 million, resulting in a gain on sale of $4.0 million.

In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker for $208.6 million. See Note 3 - Investments in Unconsolidated Ventures for additional information.

5. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360 Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded in continuing operations during the three years ended December 31, 2024.

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 3 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded in continuing operations during the three years ended December 31, 2024.

In 2023, the Company recorded a $709.5 million impairment charge related to the Seaport segment, which is now reported in discontinued operations following the spinoff of SEG.

6. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net as of December 31:

thousands	2024	2023
Special Improvement District receivable, net	$97,432	$74,899
Security, escrow, and other deposits	66,348	67,701
In-place leases, net	32,995	35,490
Other	26,377	15,140
Prepaid expenses	22,791	15,551
Tenant incentives and other receivables, net	12,567	10,840
Interest rate derivative assets	9,082	10,318
TIF receivable, net	4,340	6,371
Intangibles, net	3,359	1,360
Net investment in lease receivable	2,809	2,883
Notes receivable, net	870	1,412
Condominium inventory	525	671
Other assets, net	$279,495	$242,636

HHC 2024 FORM 10-K | 67

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities as of December 31:

thousands	2024	2023
Condominium deposit liabilities	$459,683	$478,870
Construction payables	252,619	244,749
Deferred income	125,784	114,402
Accrued interest	51,828	53,301
Accounts payable and accrued expenses	48,324	47,576
Other	47,656	23,555
Tenant and other deposits	47,112	29,422
Accrued payroll and other employee liabilities	30,170	31,002
Accrued real estate taxes	29,284	30,096
Accounts payable and other liabilities	$1,092,460	$1,052,973

7. Intangibles

The following table summarizes the Company’s intangible assets and liabilities:

	As of December 31, 2024			As of December 31, 2023
	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount

thousands
Intangible Assets:
Other intangibles	$4,526	$(1,324)	$3,202	$2,407	$(1,204)	$1,203
Indefinite lived intangibles	157	—	157	157	—	157

Tenant leases:
In-place value	56,019	(23,024)	32,995	54,180	(18,690)	35,490
Above-market	1,281	(395)	886	292	(261)	31
Below-market	(627)	627	—	(576)	536	(40)
Total indefinite lived intangibles			$157			$157
Total amortizing intangibles			$37,083			$36,684

Other intangibles includes trademark and trade name intangibles related to MPCs as well as internally developed software. These intangibles are included in Other assets, net and are amortized on a straight-line basis over the estimated useful life of the asset. The tenant in-place, above-market, and below-market lease intangible assets resulted from real estate acquisitions. The in‑place value and above-market value of tenant leases are included in Other assets, net and are amortized over periods that approximate the related lease terms. The below‑market tenant leases are included in Accounts payable and other liabilities and are amortized over the remaining non-cancelable terms of the respective leases. See Note 6 - Other Assets and Liabilities for additional information regarding Other assets, net and Accounts payable and other liabilities.

Net amortization and accretion expense for these intangible assets and liabilities was $6.2 million in 2024, $4.3 million in 2023, and $4.7 million in 2022.

Future net amortization and accretion expense is estimated for each of the five succeeding years as shown below:

thousands	2025	2026	2027	2028	2029
Net amortization and accretion expense	$5,304	$5,073	$4,454	$4,344	$4,278

HHC 2024 FORM 10-K | 68

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

8. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable Mortgages, notes, and loans payable, net are summarized as follows:

	December 31,
thousands	2024	2023
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,635,750	1,442,505
Special Improvement District bonds	83,779	65,627
Variable-rate debt (a)
Secured Bridgeland Notes	283,000	475,000
Secured mortgages payable	1,115,908	1,161,488
Unamortized deferred financing costs (b)	(40,968)	(47,628)
Mortgages, notes, and loans payable, net	$5,127,469	$5,146,992
(a)The Company has entered into derivative instruments to manage the variable interest rate exposure. The Company had an interest rate swap and two interest rate caps that expired in the third quarter of 2023. See Note 10 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of December 31, 2024, land, buildings and equipment, developments, and other collateral with a net book value of $4.7 billion have been pledged as collateral for the Company’s debt obligations. Senior notes totaling $2.1 billion and $89.0 million of Secured mortgages payable are recourse to the Company.

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

The following table summarizes the Company’s Secured mortgages payable:

	December 31, 2024				December 31, 2023
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,635,750	3.13% - 8.67%	4.74%	5.8	$1,442,505	3.13% - 8.67%	4.45%	7.0
Variable rate (b)	1,115,908	6.43% - 9.42%	7.67%	1.7	1,161,488	7.08% - 10.48%	8.69%	2.1
Secured mortgages payable	$2,751,658	3.13% - 9.42%	5.93%	4.1	$2,603,993	3.13% - 10.48%	6.34%	4.8
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of December 31, 2024 and 2023, excluding the effects of interest rate derivatives.
HHC 2024 FORM 10-K | 69

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 7.02% as of December 31, 2024, and 7.86% as of December 31, 2023. See Note 10 - Derivative Instruments and Hedging Activities for additional information.

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

During 2024, the Company’s mortgage activity included draws on existing mortgages of $417.0 million, new borrowings of $95.1 million (excluding undrawn amounts on new construction loans), refinancings of $168.0 million, and repayments of $373.3 million. As of December 31, 2024, the Company’s secured mortgage loans had $1.2 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2054 as of December 31, 2024, and fixed rates ranging from 4.13% to 7.00% with maturities ranging from 2025 to 2053 as of December 31, 2023. For the year ended December 31, 2024, $38.0 million in SID bonds were issued and obligations of $18.0 million were assumed by buyers.

Secured Bridgeland Notes In the fourth quarter of 2024, the borrowing capacity of the Company’s secured notes was expanded from $475.0 million to $600.0 million, and the maturity was extended from 2026 to 2029. This financing is secured by MUD receivables and land in Bridgeland. The loan required a 10% fully refundable deposit on the outstanding balance and has an interest rate of 6.81%. As of December 2023, outstanding borrowings were $475.0 million. In the third quarter of 2024, $192.0 million was repaid using the proceeds from the sale of MUD receivables, bringing outstanding borrowings to $283.0 million as of December 31, 2024.

Debt Compliance As of December 31, 2024, the Company was in compliance with all property-level debt covenants with the exception of five property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

Scheduled Maturities The following table summarizes the contractual obligations relating to the Company’s mortgages, notes, and loans payable as of December 31, 2024:

thousands	Mortgages, notes, and loans payable principal payments
2025	$421,202
2026	509,097
2027	415,717
2028	838,680
2029	1,270,240
Thereafter	1,713,501
Total principal payments	5,168,437
Unamortized deferred financing costs	(40,968)
Mortgages, notes, and loans payable	$5,127,469

HHC 2024 FORM 10-K | 70

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

9. Fair Value

ASC 820, Fair Value Measurement (ASC 820), emphasizes that fair value is a market-based measurement that should be determined using assumptions market participants would use in pricing an asset or liability. The standard establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets or liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the asset or liability. Assets or liabilities with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets that are measured at fair value on a recurring basis. The Company does not have any liabilities that are measured at a fair value on a recurring basis for the periods presented.

	December 31, 2024				December 31, 2023
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$9,082	$—	$9,082	$—	$10,318	$—	$10,318	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2024		December 31, 2023
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and restricted cash	Level 1	$998,503	$998,503	$1,009,212	$1,009,212
Accounts receivable, net (a)	Level 3	105,185	105,185	101,373	101,373
Notes receivable, net (b)	Level 3	870	870	1,412	1,412

Liabilities:
Fixed-rate debt (c)	Level 2	3,769,529	3,495,298	3,558,132	3,255,525
Variable-rate debt (c)	Level 2	1,398,908	1,398,908	1,636,488	1,636,488
(a)Accounts receivable, net is shown net of an allowance of $8.2 million at December 31, 2024, and $13.6 million at December 31, 2023. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at December 31, 2024, and December 31, 2023.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of December 31, 2024. Refer to Note 8 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

HHC 2024 FORM 10-K | 71

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

10. Derivative Instruments and Hedging Activities

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of December 31, 2024 or 2023.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. During the year ended December 31, 2024, the Company recorded an immaterial reduction in Interest expense related to the amortization of terminated swaps.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $3.0 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHC 2024 FORM 10-K | 72

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
	Notional	Fixed Interest	Effective	Maturity	December 31,	December 31,
thousands	Amount	Rate (a)	Date	Date	2024	2023
Derivative instruments not designated as hedging instruments: (b)
Interest rate collar	173,477	2.00% - 4.50%	6/1/2023	6/1/2025	$35	$417
Interest rate collar	205,613	2.00% - 4.50%	6/1/2023	6/1/2025	34	440
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	919	2,274
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	729	1,804
Interest rate cap	59,619	6.00%	6/20/2024	7/15/2026	30	—
Interest rate cap	6,924	6.00%	6/20/2024	7/15/2026	4	—
Interest rate cap	46,875	5.25%	12/2/2024	12/15/2026	297	—

Derivative instruments designated as hedging instruments:
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	—	28
Interest rate cap	127,000	3.50%	11/7/2024	11/7/2025	725	—
Interest rate cap	73,241	5.00%	12/22/2022	12/21/2025	15	223
Interest rate swap (c)	175,000	3.69%	1/3/2023	1/1/2027	1,062	117
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	1,979	2,496
Interest rate swap	34,392	4.89%	11/1/2019	1/1/2032	3,253	2,519

Total fair value derivative assets					$9,082	$10,318
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest income related to these contracts was $1.4 million in 2024 and $0.5 million in 2023.
(c)In the first quarter of 2024, the Company terminated a portion of this swap, reducing the notional amount from $200.0 million to $175.0 million.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
thousands	2024	2023	2022
Interest rate derivatives	$4,818	$3,809	$25,657

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
thousands	2024	2023	2022
Interest expense	$4,497	$13,131	$(6,041)

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of December 31, 2024.

HHC 2024 FORM 10-K | 73

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

11. Commitments and Contingencies

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

Columbia The Company is currently developing certain property it owns in the Lakefront neighborhood of Downtown Columbia, which is subject to certain recorded documents, covenants, and restrictions (Covenants). Under the Covenants, HHH is the master developer of the Lakefront neighborhood. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (Hotel Lot) subject to the Covenants. IMH has made demands that HHH accede to IMH’s development plans for the Hotel Lot and HHH has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that (A) HHH gave its consent, under the Covenants, to IMH’s proposed changes in use and onsite parking, or (B) that the limitations under the Covenants are obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHH's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleges were caused by HHH breaching the Covenants by prohibiting IMH from proceeding with their proposed development, and (4) declarations finding that HHH had breached the shared parking related Covenants relating to HHH’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million, which will accrue post-judgment interest of 10% annually from the date of the final judgment. The Company has filed a notice of appeal and will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint.

Timarron Park In June 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their properties and diminution of their property values. In August 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. The Plaintiffs appealed the Company’s summary judgment win on Plaintiffs’ claims for negligence and negligent undertaking. Plaintiffs did not appeal the Company’s summary judgment win on the rest of the Plaintiffs’ causes of action. A Court of Appeals three-judge panel affirmed the trial court’s decision, and the Plaintiffs filed a motion for rehearing, which is currently pending. The Company will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

Waiea The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company agreed to pay for the repair of the defects. However, as the Company believed the general contractor was ultimately responsible for the defects, the Company sought to recover the repair costs from the general contractor, other responsible parties, and insurance proceeds. Total estimated cost related to the remediation was $158.4 million, inclusive of $3.0 million of additional costs recognized in the first quarter of 2024. The sixth and final amendment of resolution of disputes and release agreement was executed during the first quarter of 2024, thereby releasing the Company from any further claims or demands from the Waiea homeowners association arising from or relating to the construction or repair of the condominium project. As of December 31, 2024, $0.4 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets.

In July 2024, the Company executed a settlement agreement with the general contractor, the Waiea homeowners association, and various insurance carriers. As part of this settlement, the Company received $90.0 million of insurance proceeds from various insurance carriers during the third quarter of 2024, which was recognized in Other income (loss), net in the accompanying Consolidated Statements of Operations. The amount received represents the full payout of the related insurance policy and per the executed agreement the Company agreed to release the general contractor and the insurance carriers from any further claims related to the construction defects at the condominium tower.

HHC 2024 FORM 10-K | 74

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Also, as part of this settlement agreement, the Company agreed to pay the general contractor $22.0 million, representing the final payment of project costs previously incurred by the general contractor. This amount was paid in September 2024, and as the Company had $9.9 million accrued at December 31, 2023, related to these costs, the difference of $12.1 million was recognized in Condominium rights and units cost of sales in the accompanying Consolidated Statements of Operations.

Kō'ula On January 25, 2025, the Association of Unit Owners of Kō'ula (AOUO) provided notice of a claim filed against the Howard Hughes Corporation, and alleged affiliated entities, in the Circuit Court of First Circuit, State of Hawaii. This claim is a building-wide construction matter alleging unspecified construction defects. As the Company is awaiting information from the AOUO identifying its claims with specificity, the Company has not accrued any amount related to this claim as no estimate can be made at this time. The Company does have an insurance policy to cover legal fees and defect repairs, if necessary.

Letters of Credit and Surety Bonds As of December 31, 2024, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $353.8 million. As of December 31, 2023, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $470.4 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Consolidated Balance Sheets. See Note 17 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of December 31, 2024 and 2023, there were no events requiring financial performance under the following guarantees.

Seaport Entertainment Guaranty Immediately prior to the spinoff, 250 Seaport District, LLC (SEG Borrower), then a subsidiary of HHH, refinanced the existing mortgage loan related to the 250 Water Street property. This included the repayment of the existing mortgage loan payable with a carrying value of $113.4 million and the incurrence of $61.3 million in new mortgage indebtedness (SEG Term Loan). As part of the refinancing, SEG Borrower also entered into a total return swap with a third-party lender to provide credit support for the SEG Term Loan, which was supported by a guaranty provided by a separate subsidiary of HHH (HHH Guarantor). The SEG Term Loan and related total return swap were included in the liabilities transferred to Seaport Entertainment upon completion of the spinoff. As a result, following the spinoff, HHH Guarantor now provides a full backstop guaranty for the SEG Term Loan.

The SEG Term Loan agreement is scheduled to mature on July 1, 2029. Collateral for the loan includes the 250 Water Street property which was transferred to SEG upon completion of the spinoff. Under the terms of SEG’s loan agreement, the Loan-to-Value (LTV) ratio must not exceed certain thresholds. In the event the LTV ratio exceeds the applicable threshold, SEG must pay down the loan to an amount that would result in an LTV ratio under the applicable threshold. In the event SEG fails to make any necessary payments when due, HHH Guarantor is required to make all payments in full.

In consideration of HHH Guarantor providing such guaranty, SEG will pay the Company an annualized guaranty fee equal to 2.0% of the total outstanding principal, paid monthly. The Company’s maximum exposure under this guaranty is equal to the outstanding principal and interest balance at the end of each period. Given the value of the 250 Water Street property collateral, the Company does not expect to have to perform under this guaranty. As of December 31, 2024, the SEG Term Loan LTV ratio is under the applicable threshold.

Floreo In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing. Outstanding borrowings as of December 31, 2024, were $158.6 million. A wholly owned subsidiary of the Company (HHC Member) provides a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the Loan-to-Value ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provides a backstop guaranty of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guaranty, which was recognized in Accounts payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2024. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of December 31, 2024, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.
HHC 2024 FORM 10-K | 75

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

Downtown Columbia The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of December 31, 2024, any obligations to pay special taxes are not probable.

Ward Village As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guaranty whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guaranty, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae`o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō‘ula, Victoria Place, The Park Ward Village, and Kalae will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to fulfill the remaining reserved housing guaranty in the community. Ulana Ward Village began construction in early 2023.

12. Stock-Based Compensation Plans

Prior to the consummation of the holding company reorganization discussed in Note 1 - Presentation of Financial Statements and Significant Accounting Policies, the Company maintained two equity incentive plans, which included stock options and restricted stock. In 2023, pursuant to the holding company reorganization, each outstanding share of HHC's common stock was automatically converted into one share of HHH common stock. HHH assumed all obligations under the equity incentive plans. All stock options and restricted stock outstanding will be settled in HHH stock.

In May 2020, the Company’s stockholders approved The Howard Hughes Corporation 2020 Equity Incentive Plan (the 2020 Equity Plan). Pursuant to the 2020 Equity Plan, 1,350,000 shares of common stock were reserved for issuance. The 2020 Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Employees, directors, and consultants of the Company are eligible for Awards. The 2020 Equity Incentive Plan is administered by the Compensation Committee of the HHH Board of Directors (Compensation Committee).

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

As of December 31, 2024, there were a maximum of 598,842 HHH shares available for future grants under the 2020 Equity Plan.

Prior to the spinoff of SEG, the Company had outstanding stock-based compensation awards in the form of stock options and RSAs, which were settleable in shares of common stock of HHH. At the time of the spinoff, all of these Awards were modified to adjust the number of HHH shares by certain ratios and/or allocation factors. The stock options were modified into HHH stock options and SEG stock options based on the applicable ratios and/or allocation factors. In addition, the growth targets for the RSAs based on Net Asset Value and related performance conditions were revised to carve out the impact of the spinoff. Also, the market conditions related to TSR targets were evaluated as of the spinoff date for the TSR-based RSAs and then modified to time-based, service conditions only. The number of grantees affected by the modification was 193 and the total incremental stock-based compensation cost resulting from the modification is $1.6 million.

The following summarizes stock-based compensation expense, net of amounts capitalized to development projects, for the years ended December 31:

thousands	2024	2023	2022
Stock Options (a)	$195	$336	$250
Restricted Stock (b)	10,305	10,847	6,860
Pre-tax stock-based compensation expense	$10,500	$11,183	$7,110
Income tax benefit	$732	$882	$636
(a)Amounts shown are net of immaterial amounts capitalized to development projects.
HHC 2024 FORM 10-K | 76

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
(b)Amounts shown are net of $3.9 million capitalized to development projects in 2024, $4.6 million capitalized to development projects in 2023, and $4.8 million capitalized to development projects in 2022.

Stock Options As a result of the modification, 102,337 HHH stock options were cancelled representing all outstanding HHH stock options as of the modification date and replaced with 110,255 new HHH stock options granted on the modification date. The weighted-average exercise price for stock options granted is based on the post-spinoff exercise price for these awards. There were no other stock options granted during 2024 and no exercises in 2024. There were no grants nor exercises of stock options in 2023. The following table summarizes stock option activity:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2023	134,337	$108.76
Granted	110,255	94.86
Forfeited	(113,414)	103.17
Expired	(39,776)	124.89
Stock options outstanding at December 31, 2024	91,402	$91.90	3.9	$491,624

Stock options vested and expected to vest at December 31, 2024	91,402	$91.90	3.9	$491,624
Stock options exercisable at December 31, 2024	46,861	$114.98	1.9	$—

There were no stock options exercised during 2023. The total intrinsic value of stock options exercised was $0.1 million during 2022, based on the difference between the market price at the exercise date and the exercise price. Cash received from stock option exercises was $0.3 million in 2022. The tax benefit from these exercises was immaterial.

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

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	2024	2023	2022
Weighted-average grant date fair value	$11.16	N/A	$37.70
Assumptions
Expected life of options (in years) (a)	3.3	N/A	7.5
Risk-free interest rate	4.3%	N/A	3.4%
Expected volatility	30.6%	N/A	50.3%
Expected annual dividend per share	—	N/A	—
(a)The expected life of options granted in 2024 is the expected time to exercise from the modification date as determined by the Black-Scholes option-pricing model.

Generally, options granted vest over requisite service periods, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapse after the five-year anniversary of the grant date.

The balance of unamortized stock option expense as of December 31, 2024, was $0.3 million, which is expected to be recognized over a weighted‑average period of 1.4 years.

Restricted Stock Restricted stock awards issued under the 2020 Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Compensation Committee. In addition to the granting of restricted stock to certain members of management, the Company awards restricted stock to HHH’s non‑employee directors as part of their annual retainer. The management awards generally vest over a range of three to five years, and non‑employee director awards generally vest in approximately one year.

HHC 2024 FORM 10-K | 77

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
As a result of the modification, 528,710 restricted stock awards were cancelled representing all unvested restricted stock awards as of the modification date and replaced with 438,266 new restricted stock awards granted on the modification date. The weighted-average grant date fair value for restricted stock granted due to modification is based on the fair value at date of modification. The following table summarizes restricted stock activity:

	Restricted Stock	Weighted-average Grant Date Fair Value
Restricted stock outstanding at December 31, 2023	393,698	$79.94
Granted	740,907	66.16
Vested	(135,961)	75.84
Forfeited	(626,689)	78.49
Restricted stock outstanding at December 31, 2024	371,955	$56.43

The grant date fair value of restricted stock is based on the closing price of HHH common stock at grant date. For restricted stock awards that vest based on stockholder returns, the grant date fair value is calculated using a Monte-Carlo approach which simulates HHH’s stock price on the corresponding vesting dates and is reflected at the target level of performance. For restricted stock awards that vest based on net asset value per share, the grant date fair value is calculated using a Monte-Carlo approach which simulates HHH’s net asset value on the vesting date and is reflected at the target level of performance.

The weighted-average grant-date fair value per share of restricted stock granted was $83.85 during 2023 and $88.19 during 2022. The fair value of restricted stock that vested was $10.3 million during 2024, $9.6 million during 2023, and $8.0 million during 2022, based on the HHH market price at the vesting date.

The balance of HHC’s unamortized restricted stock expense as of December 31, 2024, was $16.7 million, which is expected to be recognized over a weighted‑average period of 1.8 years.

13. Income Taxes

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

The following summarizes income tax expense (benefit) for the years ended December 31:

thousands	2024	2023	2022
Current	$18,655	$36,315	$26,364
Deferred	62,306	(9,667)	55,832
Total	$80,961	$26,648	$82,196

HHC 2024 FORM 10-K | 78

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Reconciliation of the Income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported Income tax expense (benefit) for the years ended December 31 is as follows:

thousands except percentages	2024	2023	2022
Income (loss) from continuing operations before income taxes	$369,023	$110,880	$334,905
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax computed at the U.S. federal statutory rate	$77,495	$23,285	$70,330
Increase (decrease) in valuation allowance, net	(20,762)	3,993	(1,209)
State income tax expense (benefit), net of federal income tax	18,761	(4,413)	11,232
Tax expense (benefit) from other change in rates, prior period adjustments, and other permanent differences	3,398	1,701	314
Tax expense on compensation disallowance	1,920	2,133	1,551
Net (income) loss attributable to noncontrolling interests	149	(51)	(22)
Income tax expense (benefit)	$80,961	$26,648	$82,196
Effective tax rate	21.9%	24.0%	24.5%

As of December 31, 2024, the amounts and expiration dates of operating loss carryforwards for tax purposes are as follows:

thousands	Amount
Net operating loss carryforwards - Federal (a)	$802,747
Net operating loss carryforwards - State (b)	1,237,887
(a)Federal net operating loss carryforwards have an indefinite carryforward period.
(b)State net operating loss carryforwards of $979.7 million have an indefinite carryforward period. The remaining $258.1 million of carryforwards have varying carryforward periods through 2044.

The following summarizes tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31:

thousands	2024	2023
Deferred tax assets:
Operating and development properties and fixed assets	$—	$204,532
Investments in unconsolidated ventures	—	11,577
Accrued expenses	6,350	6,893
Prepaid expenses	45	2,015
Other	460	1,681
Operating loss and tax carryforwards	205,322	52,186
Total deferred tax assets	212,177	278,884
Valuation allowance	(16,281)	(62,781)
Total net deferred tax assets	$195,896	$216,103
Deferred tax liabilities:
Master Planned Communities properties	$(209,067)	$(205,611)
Operating and development properties and fixed assets	(26,828)	—
Deferred income	(81,073)	(76,329)
Accounts receivable	(19,202)	(18,686)
Investments in unconsolidated ventures	(2,833)	—
Total deferred tax liabilities	(339,003)	(300,626)
Total net deferred tax liabilities	$(143,107)	$(84,523)

HHC 2024 FORM 10-K | 79

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

The Company recognizes and reports interest and penalties related to unrecognized tax benefits, if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2024, 2023, or 2022, and therefore did not recognize any interest expense or penalties on unrecognized tax benefits.

14. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at December 31, 2021	$(14,457)
Derivative instruments:
Other comprehensive income (loss) before reclassifications	25,657
(Gain) loss reclassified to net income	6,041
Reclassification of the Company's share of previously deferred derivative gains to net income (a)	(6,723)
Pension adjustment	(183)
Net current-period other comprehensive income (loss)	24,792
Balance at December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	3,809
(Gain) loss reclassified to net income	(13,131)
Pension adjustment	259
Net current-period other comprehensive income (loss)	(9,063)
Balance at December 31, 2023	$1,272
Derivative instruments:
Other comprehensive income (loss) before reclassifications	4,818
(Gain) loss reclassified to net income	(4,497)
Pension adjustment	375
Net current-period other comprehensive income (loss)	696
Balance at December 31, 2024	$1,968
(a)In March 2022, the Company completed the sale of its ownership interest in 110 North Wacker and released a net of $6.7 million from Accumulated other comprehensive income (loss), representing the Company’s $8.6 million share of previously deferred gains associated with the Venture’s derivative instruments net of tax expense of $1.9 million. Refer to Note 3 - Investments in Unconsolidated Ventures for additional information.

HHC 2024 FORM 10-K | 80

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following table summarizes the amounts reclassified out of AOCI for the years ended December 31:

Accumulated Other Comprehensive Income (Loss) Components thousands			Affected line items in the Statements of Operations
	2024	2023
(Gains) losses on cash flow hedges	$(5,821)	$(16,970)	Interest expense
Income taxes on (gains) losses on cash flow hedges	1,324	3,839	Income tax expense (benefit)
Total reclassifications of (income) loss for the period	$(4,497)	$(13,131)

15. Common Stock and Equity

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

Net income (loss) per share for HHC is not required, as its shares are not publicly traded, and HHC is now a direct, wholly owned subsidiary of HHH.

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

HHC 2024 FORM 10-K | 81

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following presents the Company’s revenues disaggregated by revenue source for the years ended December 31:

thousands	2024	2023	2022
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$778,616	$47,707	$677,078
Master Planned Communities land sales	453,195	370,185	316,065
Builder price participation	52,023	60,989	71,761
Total	1,283,834	478,881	1,064,904

Recognized at a point in time or over time:
Other land, rental, and property revenues	44,755	46,255	44,893

Rental and lease-related revenues
Rental revenue	422,100	383,617	379,693
Total revenues	$1,750,689	$908,753	$1,489,490

Revenues by segment
Operating Assets revenues	$444,300	$410,254	$401,304
Master Planned Communities revenues	522,925	448,452	408,365
Strategic Developments revenues	783,396	49,987	679,763
Corporate revenues	68	60	58
Total revenues	$1,750,689	$908,753	$1,489,490

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits, and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2022	$453,091
Consideration earned during the period	(109,030)
Consideration received during the period	231,560
Balance at December 31, 2023	$575,621
Consideration earned during the period	(865,949)
Consideration received during the period	874,864
Balance at December 31, 2024	$584,536

HHC 2024 FORM 10-K | 82

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of December 31, 2024, was $3.1 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$717,723	$721,738	$1,623,159

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

The Company’s leased assets and liabilities are as follows:

thousands	2024	2023
Operating lease right-of-use assets	$5,806	$5,463
Operating lease obligations	$5,456	$5,362

HHC 2024 FORM 10-K | 83

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Future minimum lease payments as of December 31, 2024, are as follows:

thousands	Operating Leases
2025	$692
2026	956
2027	898
2028	616
2029	622
Thereafter	5,981
Total lease payments	9,765
Less: imputed interest	(4,309)
Present value of lease liabilities	$5,456

Other information related to the Company’s lessee agreements is as follows:

Supplemental Consolidated Statements of Cash Flows Information	Year ended December 31,
thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$759	$368

Other Information	2024	2023
Weighted-average remaining lease term (years)
Operating leases	16.4	18.6
Weighted-average discount rate
Operating leases	7.1%	7.4%

Lessor Arrangements The Company receives rental income from the leasing of retail, office, multifamily, and other space under operating leases, as well as certain variable tenant recoveries. Operating leases for retail, office, and other properties are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Multifamily leases generally have a term of 12 months or less. Minimum rent revenues related to operating leases are as follows:

	Year ended December 31,
thousands	2024	2023
Total minimum rent payments	$235,652	$219,025

Total future minimum rents associated with operating leases are as follows:

thousands	Total Minimum Rent
2025	$237,680
2026	233,774
2027	224,137
2028	202,047
2029	182,760
Thereafter	672,278
Total	$1,752,676

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported on the Consolidated Statements of Operations also include amortization related to above-market and below‑market tenant leases on acquired properties.

HHC 2024 FORM 10-K | 84

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

18. Segments

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

The Company has three business segments, Operating Assets, MPC, and Strategic Developments, which are organized based on the different products and services that each segment offers, and are separately managed as each requires different operating strategies or management expertise reflective of management’s operating philosophies and methods. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States.

Activity within each of the Company’s reportable segments is as follows:

–Operating Assets – consists of developed or acquired retail, office, and multifamily properties along with other real estate investments. These properties are currently generating rental revenues and may be redeveloped, repositioned, or sold to improve segment performance or to recycle capital.

–MPC – consists of the development and sale of land in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Phoenix, Arizona. Revenues are primarily generated through the sale of residential and commercial land to homebuilders and developers.

–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations. Revenues are primarily generated from the sale of condominium units.

The Chief Operating Decision Maker (CODM), which is the Company’s Chief Executive Officer, may use different operating measures to assess operating results and allocate resources among the three segments, however the measure that is most consistent with the amounts included in the consolidated financial statements is earnings before taxes (EBT). EBT, as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments. The CODM utilizes EBT to evaluate the current financial performance and project the future financial performance of each segment to determine the allocation of capital resources. This measure is also used to evaluate the need for operational adjustments, such as adjustments to prices, cost structures, and product mix necessary to achieve profitability targets.

HHC 2024 FORM 10-K | 85

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Segment EBT is as follows for the years ended December 31:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Year Ended December 31, 2024
Total revenues	$444,300	$522,925	$783,396
Condominium rights and unit cost of sales	—	—	(582,574)
Master Planned Communities cost of sales	—	(169,191)	—
Operating costs	(138,172)	(52,736)	(17,670)
Rental property real estate taxes	(55,915)	—	(2,480)
(Provision for) recovery of doubtful accounts	(504)	—	—
Segment operating income (loss)	249,709	300,998	180,672
Depreciation and amortization	(169,040)	(438)	(7,255)
Interest income (expense), net	(138,207)	60,473	18,603
Other income (loss), net	822	—	90,534
Equity in earnings (losses) from unconsolidated ventures	5,819	(11,899)	251
Gain (loss) on sale or disposal of real estate and other assets, net	22,907	—	—
Gain (loss) on extinguishment of debt	(465)	—	—
Segment EBT	$(28,455)	$349,134	$282,805

Year Ended December 31, 2023
Total revenues	$410,254	$448,452	$49,987
Condominium rights and unit cost of sales	—	—	(55,417)
Master Planned Communities cost of sales	—	(140,050)	—
Operating costs	(130,125)	(53,420)	(21,908)
Rental property real estate taxes	(52,502)	—	(3,147)
(Provision for) recovery of doubtful accounts	2,762	—	—
Segment operating income (loss)	230,389	254,982	(30,485)
Depreciation and amortization	(161,138)	(418)	(3,963)
Interest income (expense), net	(125,197)	64,291	16,074
Other income (loss), net	2,092	(102)	690
Equity in earnings (losses) from unconsolidated ventures	2,968	22,666	142
Gain (loss) on sale or disposal of real estate and other assets, net	23,926	—	236
Gain (loss) on extinguishment of debt	(97)	—	—
Segment EBT	$(27,057)	$341,419	$(17,306)

Year Ended December 31, 2022
Total revenues	$401,304	$408,365	$679,763
Condominium rights and unit cost of sales	—	—	(483,983)
Master Planned Communities cost of sales	—	(119,466)	—
Operating costs	(118,416)	(54,439)	(19,001)
Rental property real estate taxes	(51,069)	—	(1,052)
(Provision for) recovery of doubtful accounts	(629)	—	—
Segment operating income (loss)	231,190	234,460	175,727
Depreciation and amortization	(145,208)	(394)	(5,319)
Interest income (expense), net	(87,664)	50,305	17,073
Other income (loss), net	(1,383)	23	1,799
Equity in earnings (losses) from unconsolidated ventures	22,262	(1,407)	868
Gain (loss) on sale or disposal of real estate and other assets, net	29,588	—	90
Gain (loss) on extinguishment of debt	(2,230)	—	—
Segment EBT	$46,555	$282,987	$190,238
HHC 2024 FORM 10-K | 86

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

The following represents the reconciliation of segment EBT to Net income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations for the years ended December 31:

thousands	2024	2023	2022
Operating Assets EBT	$(28,455)	$(27,057)	$46,555
MPC EBT	349,134	341,419	282,987
Strategic Developments EBT	282,805	(17,306)	190,238
General and administrative	(88,128)	(85,619)	(81,770)
Gain (loss) on sale of MUD receivables	(48,651)	—	—
Corporate interest expense, net	(80,446)	(87,243)	(88,394)
Corporate income, expenses, and other items	(17,236)	(13,314)	(14,711)
Net income (loss) from continuing operations before income taxes	$369,023	$110,880	$334,905

The following represents the reconciliation of segment revenue to Total revenues in the Consolidated Statements of Operations for the years ended December 31:

thousands	2024	2023	2022
Operating Assets revenue	$444,300	$410,254	$401,304
MPC revenue	522,925	448,452	408,365
Strategic Developments revenue	783,396	49,987	679,763
Corporate income	68	60	58
Total revenues	$1,750,689	$908,753	$1,489,490

The following represents asset information by segment and the reconciliation of total segment assets to Total assets in the Consolidated Balance Sheets as of December 31:

thousands	2024	2023
Operating Assets	$3,548,162	$3,448,319
Master Planned Communities	3,373,827	3,358,821
Strategic Developments	1,836,791	1,638,955
Corporate	450,013	514,245
Discontinued operations	—	615,272
Total assets	$9,208,793	$9,575,612

The following represents capital expenditures by segment for the years ended December 31:

thousands	2024	2023
Operating Assets	$63,781	$44,342
Master Planned Communities	232	351
Strategic Developments	239,472	233,674
Corporate	740	7,028

HHC 2024 FORM 10-K | 87

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

19. Quarterly Financial Information (Unaudited)

The Company completed the spinoff of SEG in the third quarter of 2024. As the spinoff represented a strategic shift in the Company’s operations, the results of SEG are presented as discontinued operations, which resulted in retrospective changes to the Company’s Consolidated Statements of Operations. See Note 2 - Discontinued Operations for additional information.

The following table provides summarized quarterly financial data for 2024 and 2023. All per share amounts presented below are calculated based on whole dollars and number of shares, and therefore the sum of continuing and discontinued operations per share amounts may not recalculate to the total per share amounts.

thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Total revenues	$156,484	$283,468	$327,147	$983,590
Operating income (loss)	13,336	89,402	199,375	261,432
Net income (loss) from continuing operations	(20,438)	48,092	97,341	163,067
Net income (loss) from discontinued operations, net of tax	(31,467)	(26,309)	(24,031)	(6,416)
Net income (loss)	(51,905)	21,783	73,310	156,651
Net (income) loss attributable to noncontrolling interests	(10)	34	273	414
Net income (loss) attributable to Howard Hughes Holdings Inc.	(51,915)	21,817	73,583	157,065

2023
Total revenues	$181,541	$185,775	$228,473	$312,964
Operating income (loss)	37,790	13,941	59,567	105,978
Net income (loss) from continuing operations	6,493	(7,981)	32,212	53,508
Net income (loss) from discontinued operations, net of tax	(29,120)	(11,160)	(576,199)	(18,461)
Net income (loss)	(22,627)	(19,141)	(543,987)	35,047
Net (income) loss attributable to noncontrolling interests	(118)	(2)	(46)	(77)
Net income (loss) attributable to Howard Hughes Holdings Inc.	(22,745)	(19,143)	(544,033)	34,970

HHC 2024 FORM 10-K | 88

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Bridgeland
Bridgeland	Cypress, TX	MPC	$283,000	$260,223	$—	$249,010	$1,708	$509,233	$1,708	$510,941	$(886)		2004
Bridgeland Predevelopment	Cypress, TX	Development	—	—	2,455	—	—	—	2,455	2,455	—
Houston Ground Leases - Bridgeland	Cypress, TX	Other	—	3,935	—	—	—	3,935	—	3,935	—		Various
Lakeside Row	Cypress, TX	Multifamily	35,500	812	42,875	—	543	812	43,418	44,230	(9,093)	2018	2019
One Bridgeland Green	Cypress, TX	Development	—	—	16,791	—	—	—	16,791	16,791	—	2024
Starling at Bridgeland	Cypress, TX	Multifamily	37,976	1,511	57,505	—	490	1,511	57,995	59,506	(4,781)	2021	2022
Village Green at Bridgeland Central	Cypress, TX	Retail	9,154	1,774	14,726	—	—	1,774	14,726	16,500	(41)	2024	2024
Wingspan	Cypress, TX	Multifamily	49,138	1,214	72,042	—	—	1,214	72,042	73,256	(3,263)	2022	2023
Columbia
Color Burst Park Retail	Columbia, MD	Retail	—	337	6,945	10	2,160	347	9,105	9,452	(1,217)	2019	2020
Columbia Ground Leases	Columbia, MD	Other	—	—	1,312	—	—	—	1,312	1,312	(18)		2024
Columbia Office Properties	Columbia, MD	Office	—	1,175	14,394	—	(1,179)	1,175	13,215	14,390	(7,184)		2004 / 2007
Columbia Parking Garages	Columbia, MD	Other	—	—	42,940	—	(157)	—	42,783	42,783	(6,866)	Various	Various
Columbia Predevelopment	Columbia, MD	Development	—	—	34,530	—	—	—	34,530	34,530	—
Juniper	Columbia, MD	Multifamily	117,000	3,923	112,435	—	9,098	3,923	121,533	125,456	(21,219)	2018	2020
10285 Lakefront Medical Office	Columbia, MD	Office	14,034	—	45,288	—	—	—	45,288	45,288	(739)	2022	2024
Lakefront District	Columbia, MD	Development	—	400	80,053	(400)	(44,992)	—	35,061	35,061	—		Various
One Mall North	Columbia, MD	Office	6,774	7,822	10,818	—	2,533	7,822	13,351	21,173	(9,385)		2016
Marlow	Columbia, MD	Multifamily	75,815	4,088	130,083	—	3,495	4,088	133,578	137,666	(10,250)	2021	2022
6100 Merriweather	Columbia, MD	Office	76,000	2,550	86,867	—	9,261	2,550	96,128	98,678	(16,415)	2018	2019
One Merriweather	Columbia, MD	Office	49,800	1,433	56,125	—	1,738	1,433	57,863	59,296	(16,962)	2015	2017
Two Merriweather	Columbia, MD	Office	25,600	1,019	33,016	—	6,268	1,019	39,284	40,303	(9,625)	2016	2017
Merriweather District	Columbia, MD	Development	—	—	76,808	—	10,987	—	87,795	87,795	—		2015
Merriweather Row	Columbia, MD	Office	66,467	24,685	94,824	—	59,149	24,685	153,973	178,658	(44,418)		2012/2014
Rouse Building	Columbia, MD	Retail	22,362	—	28,865	—	3,063	—	31,928	31,928	(10,273)	2013	2014
Summerlin
Aristocrat	Las Vegas, NV	Office	32,873	5,004	34,588	—	152	5,004	34,740	39,744	(8,113)	2017	2018
Constellation	Las Vegas, NV	Multifamily	24,200	3,069	39,759	—	2,494	3,069	42,253	45,322	(10,940)		2017
Downtown Summerlin (g)(h)	Las Vegas, NV	Retail/Office	1,519	30,855	364,100	—	31,318	30,855	395,418	426,273	(141,906)	2013	2014 / 2015
Hockey Ground Lease (g)	Las Vegas, NV	Other	141	6,705	2,198	—	—	6,705	2,198	8,903	(403)		2017
Meridian	Las Vegas, NV	Office	8,807	4,509	38,905	—	—	4,509	38,905	43,414	(837)	2022	2024
1700 Pavilion (g)	Las Vegas, NV	Office	70,574	1,700	101,760	—	9,178	1,700	110,938	112,638	(7,214)	2021	2022
Two Summerlin (g)	Las Vegas, NV	Office	40,857	3,037	47,104	—	2,151	3,037	49,255	52,292	(12,979)	2017	2018
Summerlin (g)	Las Vegas, NV	MPC	81,793	990,179	—	163,556	1,180	1,153,735	1,180	1,154,915	(752)		2004
Summerlin Grocery Anchored Center (g)	Las Vegas, NV	Retail	3,715	4,073	35,357	—	—	4,073	35,357	39,430	(167)	2023	2024
Summerlin Predevelopment	Las Vegas, NV	Development	—	—	21,177	—	—	—	21,177	21,177	—
Tanager (g)	Las Vegas, NV	Multifamily	58,616	7,331	53,978	—	661	7,331	54,639	61,970	(11,632)	2017	2019
Tanager Echo (g)	Las Vegas, NV	Multifamily	59,529	2,302	86,013	—	—	2,302	86,013	88,315	(5,284)	2021	2023

HHC 2024 FORM 10-K | 89

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Teravalis
Teravalis	Phoenix, AZ	MPC	—	544,546	312	834	20	545,380	332	545,712	(99)		2021
The Woodlands
Creekside Park	The Woodlands, TX	Multifamily	36,912	729	40,116	—	620	729	40,736	41,465	(9,678)	2017	2018
Creekside Park The Grove	The Woodlands, TX	Multifamily	57,000	1,876	52,382	—	294	1,876	52,676	54,552	(7,648)	2019	2021
Creekside Park West	The Woodlands, TX	Retail	15,669	1,228	17,922	—	1,325	1,228	19,247	20,475	(3,317)	2018	2019
Grogan’s Mill Library and Community Center	The Woodlands, TX	Development	—	—	13,786	—	—	—	13,786	13,786	(375)	2024
Grogan's Mill Retail	The Woodlands, TX	Development	—	—	2,042	—	—	—	2,042	2,042	—	2024
Houston Ground Leases - The Woodlands	The Woodlands, TX	Other	—	13,324	2,582	—	—	13,324	2,582	15,906	(459)		Various
One Hughes Landing	The Woodlands, TX	Office	45,531	1,678	34,761	—	(2,365)	1,678	32,396	34,074	(11,669)	2012	2013
Two Hughes Landing	The Woodlands, TX	Office	44,519	1,269	34,950	—	(2,601)	1,269	32,349	33,618	(12,669)	2013	2014
Three Hughes Landing	The Woodlands, TX	Office	70,000	2,626	46,372	—	33,131	2,626	79,503	82,129	(24,487)	2014	2016
1725 Hughes Landing Boulevard	The Woodlands, TX	Office	61,221	1,351	36,764	—	28,164	1,351	64,928	66,279	(19,104)	2013	2015
1735 Hughes Landing Boulevard	The Woodlands, TX	Office	63,247	3,709	97,651	—	(280)	3,709	97,371	101,080	(39,030)	2013	2015
Hughes Landing Daycare	The Woodlands, TX	Other	—	138	—	—	—	138	—	138	—	2018	2019
Hughes Landing Retail	The Woodlands, TX	Retail	31,394	5,184	32,562	—	1,003	5,184	33,565	38,749	(11,748)	2013	2015
1701 Lake Robbins	The Woodlands, TX	Retail	—	1,663	3,725	—	856	1,663	4,581	6,244	(1,327)		2014
2201 Lake Woodlands Drive	The Woodlands, TX	Office	—	3,755	—	—	1,210	3,755	1,210	4,965	(941)		2011
Lakefront North	The Woodlands, TX	Office	50,000	10,260	39,357	—	17,675	10,260	57,032	67,292	(13,735)		2018
One Lakes Edge	The Woodlands, TX	Multifamily	65,159	1,057	81,768	—	1,104	1,057	82,872	83,929	(26,022)	2013	2015
Two Lakes Edge	The Woodlands, TX	Multifamily	105,000	1,870	96,349	—	1,048	1,870	97,397	99,267	(18,534)	2018	2020
Millennium Six Pines	The Woodlands, TX	Multifamily	41,418	4,000	54,624	7,225	1,119	11,225	55,743	66,968	(17,438)		2016
Millennium Waterway	The Woodlands, TX	Multifamily	51,000	15,917	56,002	—	1,844	15,917	57,846	73,763	(26,643)		2012
8770 New Trails	The Woodlands, TX	Office	34,392	2,204	35,033	—	80	2,204	35,113	37,317	(7,986)	2019	2020
9303 New Trails	The Woodlands, TX	Office	7,195	1,929	11,915	—	2,295	1,929	14,210	16,139	(4,858)		2011
1 Riva Row	The Woodlands, TX	Development	35,996	—	88,897	—	—	—	88,897	88,897	—	2023
3831 Technology Forest Drive	The Woodlands, TX	Office	18,649	514	14,194	—	1,816	514	16,010	16,524	(8,024)	2014	2014
The Lane at Waterway	The Woodlands, TX	Multifamily	37,500	2,029	40,033	—	474	2,029	40,507	42,536	(6,892)	2019	2020
The Ritz-Carlton Residences	The Woodlands, TX	Development	40,402	—	47,655	—	—	—	47,655	47,655	(1,235)	2024
The Woodlands	The Woodlands, TX	MPC	—	269,411	9,814	(79,918)	(9,744)	189,493	70	189,563	(70)		2011
The Woodlands Parking Garages	The Woodlands, TX	Other	—	6,885	3,600	2,497	15,103	9,382	18,703	28,085	(4,324)		Various
The Woodlands Predevelopment	The Woodlands, TX	Development	—	—	19,196	—	—	—	19,196	19,196	(1,675)
The Woodlands Towers at the Waterway (i)	The Woodlands, TX	Office	379,549	11,044	437,561	—	48,835	11,044	486,396	497,440	(80,277)		2019
The Woodlands Warehouse	The Woodlands, TX	Other	13,700	4,480	4,389	—	103	4,480	4,492	8,972	(902)		2019
20/25 Waterway Avenue	The Woodlands, TX	Retail	14,500	2,346	8,871	—	1,053	2,346	9,924	12,270	(3,375)		2011
Waterway Plaza II	The Woodlands, TX	Office	9,663	841	10,279	—	399	841	10,678	11,519	(701)		2024
3 Waterway Square	The Woodlands, TX	Office	39,947	748	42,214	—	1,574	748	43,788	44,536	(17,802)	2012	2013
4 Waterway Square	The Woodlands, TX	Office	21,071	1,430	51,553	—	9,853	1,430	61,406	62,836	(24,354)		2011
Waterway Square Retail	The Woodlands, TX	Retail	—	1,341	4,255	—	1,314	1,341	5,569	6,910	(2,006)		2011
1400 Woodloch Forest	The Woodlands, TX	Office	—	1,570	13,023	—	5,864	1,570	18,887	20,457	(8,103)		2011
The Woodlands Hills
The Woodlands Hills	Conroe, TX	MPC	—	99,284	—	14,536	12	113,820	12	113,832	(7)		2014

HHC 2024 FORM 10-K | 90

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Ward Village
‘A‘ali‘i	Honolulu, HI	Condominium	—	—	714	—	132	—	846	846	(69)	2018	2021
Ae`o	Honolulu, HI	Condominium	—	—	1,162	—	—	—	1,162	1,162	(175)	2016	2018
Anaha	Honolulu, HI	Condominium	—	—	1,097	—	—	—	1,097	1,097	(194)	2014	2017
Kalae	Honolulu, HI	Development	64,573	—	137,008	—	—	—	137,008	137,008	—	2024
Ke Kilohana	Honolulu, HI	Condominium	—	—	656	—	—	—	656	656	(93)	2016	2019
Kewalo Basin Harbor	Honolulu, HI	Other	10,736	—	24,116	—	(786)	—	23,330	23,330	(7,126)	2017	2019
Kō‘ula	Honolulu, HI	Condominium	—	—	1,184	—	190	—	1,374	1,374	(76)	2019	2022
The Park Ward Village	Honolulu, HI	Development	41,242	—	333,235	—	—	—	333,235	333,235	—	2022
Ulana Ward Village	Honolulu, HI	Development	181,581	—	307,839	—	—	—	307,839	307,839	—	2023
Victoria Place	Honolulu, HI	Condominium	—	—	1,388	—	—	—	1,388	1,388	(273)	2021	2024
Waiea	Honolulu, HI	Condominium	—	—	1,206	—	414	—	1,620	1,620	(294)	2014	2016
Ward Predevelopment	Honolulu, HI	Development	3,427	—	182,304	—	—	—	182,304	182,304	(2,044)
Ward Village Parking Garages	Honolulu, HI	Other	—	4,448	—	257	140,353	4,705	140,353	145,058	(39,168)	2011 / 2016	2013 / 2018
Ward Village Retail	Honolulu, HI	Retail	175,000	159,559	89,321	(105,407)	203,086	54,152	292,407	346,559	(105,983)	Various	Various
Total excluding Corporate and Deferred financing costs			3,118,437	2,561,908	4,554,375	252,200	617,886	2,814,108	5,172,261	7,986,369	(945,871)
Corporate	Various		2,050,000	885	1,027	(885)	9,613	—	10,640	10,640	(3,662)
Deferred financing costs	N/A		(40,968)
		Total	$5,127,469	$2,562,793	$4,555,402	$251,315	$627,499	$2,814,108	$5,182,901	$7,997,009	$(949,533)
(a)Refer to Note 8 - Mortgages, Notes, and Loans Payable, Net for additional information.
(b)The initial cost for developed projects includes costs incurred through the end of the first complete calendar year after the asset is placed in service; for projects undergoing development or redevelopment, it includes all costs incurred up to the end of the reporting period; for acquired properties, it represents the acquisition cost.
(c)For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.
(d)The aggregate cost of land, buildings, and improvements for federal income tax purposes is approximately $6.3 billion.
(e)Reductions in Land reflect transfers to Buildings and Improvements for projects which the Company is internally developing.
(f)Depreciation is based upon the useful lives in Note 1 - Presentation of Financial Statements and Significant Accounting Policies.
(g)Encumbrances balance either represents or is inclusive of SIDs.
(h)Downtown Summerlin includes the One Summerlin office property, which was placed in service in 2015.
(i)The Woodlands Towers at the Waterway includes 1201 Lake Robbins and 9950 Woodloch Forest.

Reconciliation of Real Estate
thousands	2024	2023	2022
Balance at January 1	$7,558,809	$6,854,826	$6,615,870
Additions	1,431,478	1,160,786	1,050,528
Dispositions, write-offs, and land and condominium costs of sales	(993,278)	(456,803)	(811,572)
Balance at December 31	$7,997,009	$7,558,809	$6,854,826

HHC 2024 FORM 10-K | 91

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

Reconciliation of Accumulated Depreciation
thousands	2024	2023	2022
Balance at January 1	$829,018	$717,270	$632,415
Depreciation Expense	160,638	151,881	137,817
Dispositions and write-offs	(40,123)	(40,133)	(52,962)
Balance at December 31	$949,533	$829,018	$717,270

HHC 2024 FORM 10-K | 92

Table of Contents Index to Financial Statements
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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
HHC 2024 FORM 10-K | 93

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

Item 14.  Principal Accountant Fees and Services

Accountant fees and services paid to KPMG LLP, the Company’s independent auditors, are included in amounts paid by HHH on behalf of HHC. Information on HHH’s principal accountant fees and services is incorporated by reference to the relevant information included in HHH’s proxy statement for its 2025 Annual Meeting of Stockholders.

HHC 2024 FORM 10-K | 94

Table of Contents Index to Financial Statements

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements and Schedule listed in the Index to this Annual Report on page 43 are filed as part of this Annual Report. No additional financial statement schedules are presented as the required information is not applicable, not present in amounts sufficient to require submission of the schedule, or because the information required is enclosed in the Consolidated Financial Statements and notes thereto.

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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.1
Indenture, dated as of March 16, 2017 by and between The Howard Hughes Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 21, 2017)

4.1.1
Second Supplemental Indenture, dated as of August 18, 2020, to the indenture dated as of March 16, 2017 and first supplemented as of June 15, 2017, by and among HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC, The Howard Hughes Corporation and Wells Fargo Bank, National Association, as the trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 21, 2020)

4.1.2
Third Supplemental Indenture, dated as of October 2, 2020, to the indenture dated as of March 16, 2017, as first supplemented on June 15, 2017 and as further supplemented on August 18, 2020, among The Howard Hughes Corporation, HH Woodlands Tower Holdings, LLC, API/ HHC Lake Robbins Holding Company, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed October 7, 2020)

4.1.3
Fourth Supplemental Indenture, dated as of February 2, 2021, to the indenture dated as of March 16, 2017, by and among The Howard Hughes Corporation, HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as the trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed February 4, 2021)

4.2
Indenture, dated as of August 18, 2020, by and among The Howard Hughes Corporation, HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 21, 2020)

4.2.1
First Supplemental Indenture, dated as of October 2, 2020, to the indenture dated as of August 18, 2020, among The Howard Hughes Corporation, HH Woodlands Tower Holdings, LLC, API/ HHC Lake Robbins Holding Company, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 7, 2020)

4.3
Indenture, dated as of February 2, 2021, by and among The Howard Hughes Corporation, HHC Warehouse Holding Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 4, 2021)

4.4
Indenture, dated as of February 2, 2021, by and among The Howard Hughes Corporation, HHC Warehouse Holding Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed February 4, 2021)

HHC 2024 FORM 10-K | 95

Table of Contents Index to Financial Statements

10.1
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2
Share Purchase Agreement, dated March 27, 2020, by and among The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2020)

10.3*
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
++    Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022, (iii) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (iv) Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (vi) the Notes to Consolidated Financial Statements.
HHC 2024 FORM 10-K | 96

Table of Contents Index to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The Howard Hughes Corporation

/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer	February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. O’Reilly	Chief Executive Officer	February 28, 2025
David R. O’Reilly	(Principal Executive Officer)

/s/ Carlos A. Olea	Chief Financial Officer	February 28, 2025
Carlos A. Olea	(Principal Financial Officer)

/s/ Elena Verbinskaya	Chief Accounting Officer	February 28, 2025
Elena Verbinskaya	(Principal Accounting Officer)

/s/ David R. O’Reilly	Director	February 28, 2025
David R. O’Reilly
HHC 2024 FORM 10-K | 97