Form 10-Q
period 2025-03-31
Howard Hughes Corp
filed 2025-05-09
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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
☐ Yes    ☒ No

The number of shares of common stock outstanding as of April 30, 2025, was 10. These shares are 100% owned by Howard Hughes Holdings Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands	March 31, 2025	December 31, 2024
ASSETS
Master Planned Communities assets	$2,537,039	$2,511,662
Buildings and equipment	3,857,405	3,841,872
Less: accumulated depreciation	(982,602)	(949,533)
Land	300,579	302,446
Developments	1,535,514	1,341,029
Net investment in real estate	7,247,935	7,047,476
Investments in unconsolidated ventures	166,080	169,566
Cash and cash equivalents	493,569	595,696
Restricted cash	344,395	402,420
Accounts receivable, net	120,521	105,185
Municipal Utility District (MUD) receivables, net	503,368	463,799
Deferred expenses, net	139,451	139,350
Operating lease right-of-use assets	5,680	5,806
Other assets, net	266,356	279,495
Total assets	$9,287,355	$9,208,793

LIABILITIES
Mortgages, notes, and loans payable, net	$5,249,065	$5,127,469
Operating lease obligations	5,420	5,456
Deferred tax liabilities, net	145,097	143,107
Accounts payable and other liabilities	1,033,955	1,092,460
Total liabilities	6,433,537	6,368,492

Commitments and Contingencies (see Note 10)

EQUITY
Common stock: 10 shares authorized, issued, and outstanding as of March 31, 2025, and December 31, 2024	—	—
Additional paid-in capital	2,957,749	2,955,247
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	(170,978)	(182,462)
Accumulated other comprehensive income (loss)	149	1,968
Total equity attributable to Howard Hughes Holdings Inc.	2,786,920	2,774,753
Noncontrolling interests	66,898	65,548
Total equity	2,853,818	2,840,301
Total liabilities and equity	$9,287,355	$9,208,793

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
thousands	2025	2024
REVENUES
Condominium rights and unit sales	$342	$23
Master Planned Communities land sales	71,642	32,415
Rental revenue	108,413	101,369
Other land, rental, and property revenues	9,644	10,111
Builder price participation	9,287	12,566
Total revenues	199,328	156,484

EXPENSES
Condominium rights and unit cost of sales	242	3,861
Master Planned Communities cost of sales	25,214	12,904
Operating costs	50,789	49,006
Rental property real estate taxes	15,299	14,205
Provision for (recovery of) doubtful accounts	(156)	(119)
General and administrative	21,214	20,984
Depreciation and amortization	45,139	44,174
Other	4,797	3,818
Total expenses	162,538	148,833

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	13,729	4,794
Other income (loss), net	(1,367)	891
Total other	12,362	5,685

Operating income (loss)	49,152	13,336

Interest income	6,118	7,930
Interest expense	(41,094)	(39,184)
Equity in earnings (losses) from unconsolidated ventures	1,320	(8,855)
Income (loss) from continuing operations before income taxes	15,496	(26,773)
Income tax expense (benefit)	3,707	(6,335)
Net income (loss) from continuing operations	11,789	(20,438)
Net income (loss) from discontinued operations, net of taxes	—	(31,467)
Net income (loss)	11,789	(51,905)
Net (income) loss attributable to noncontrolling interests	(305)	(10)
Net income (loss) attributable to Howard Hughes Holdings Inc.	$11,484	$(51,915)

See Notes to Condensed Consolidated Financial Statements.
HHC 2025 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
thousands	2025	2024
Net income (loss)	$11,789	$(51,905)
Other comprehensive income (loss):
Interest rate caps and swaps (a)	(1,819)	2,625
Other comprehensive income (loss)	(1,819)	2,625
Comprehensive income (loss)	9,970	(49,280)
Comprehensive (income) loss attributable to noncontrolling interests	(305)	(10)
Comprehensive income (loss) attributable to Howard Hughes Holdings Inc.	$9,665	$(49,290)
(a)Amounts are shown net of tax benefit of $0.6 million for the three months ended March 31, 2025, and $0.8 million for the three months ended March 31, 2024.

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
thousands except shares	Shares	Amount
Balance at December 31, 2024	10	$—	$2,955,247	$(182,462)	$1,968	$2,774,753	$65,548	$2,840,301
Net income (loss)	—	—	—	11,484	—	11,484	305	11,789
Interest rate swaps, net of tax expense (benefit) of $(593)	—	—	—	—	(1,819)	(1,819)	—	(1,819)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	979	979
Teravalis noncontrolling interest	—	—	—	—	—	—	66	66
Capital transactions with HHH	—	—	2,502	—	—	2,502	—	2,502
Balance at March 31, 2025	10	$—	$2,957,749	$(170,978)	$149	$2,786,920	$66,898	$2,853,818

Balance at December 31, 2023	10	$—	$3,374,284	$(383,012)	$1,272	$2,992,544	$66,053	$3,058,597
Net income (loss)	—	—	—	(51,915)	—	(51,915)	10	(51,905)
Interest rate swaps, net of tax expense (benefit) of $775	—	—	—	—	2,625	2,625	—	2,625
Teravalis noncontrolling interest	—	—	—	—	—	—	67	67
Capital transactions with HHH	—	—	2,888	(1)	—	2,887	—	2,887
Balance at March 31, 2024	10	$—	$3,377,172	$(434,928)	$3,897	$2,946,141	$66,130	$3,012,271

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,789	$(51,905)
Net income (loss) from discontinued operations, net of taxes	—	(31,467)
Net income (loss) from continuing operations	11,789	(20,438)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	39,980	38,634
Amortization	5,190	5,501
Amortization of deferred financing costs	3,131	3,062
Amortization of intangibles other than in-place leases	30	30
Straight-line rent amortization	(2,315)	(2,044)
Deferred income taxes	2,582	(7,053)
Restricted stock and stock option amortization	3,825	4,310
Net gain on sale of properties	(13,729)	(4,794)
Equity in (earnings) losses from unconsolidated ventures, net of distributions	4,398	13,597
Provision for (recovery of) doubtful accounts	615	639
Master Planned Communities development expenditures	(82,760)	(77,098)
Master Planned Communities cost of sales	22,870	12,904
Condominium development expenditures	(151,868)	(110,095)
Condominium rights and units cost of sales	242	3,861
Net Changes:
Accounts receivable, net	(23,770)	(4,203)
Other assets, net	4,501	(3,224)
Condominium deposits, net	11,885	49,666
Deferred expenses, net	(4,035)	(7,894)
Accounts payable and other liabilities	(56,930)	(51,409)
Cash provided by (used in) operating activities of continuing operations	(224,369)	(156,048)
Cash provided by (used in) operating activities of discontinued operations	—	(14,822)
Cash provided by (used in) operating activities	(224,369)	(170,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(283)	(462)
Operating property improvements	(13,510)	(8,924)
Property development and redevelopment	(53,130)	(48,901)
Acquisition of assets	(250)	—
Proceeds from sales of properties, net	3,710	13,175
Reimbursements under tax increment financings and grants	—	3,567
Disbursement of loan to tenant	(1,250)	—
Proceeds from repayment of loan to tenant	10	—
Distributions from unconsolidated ventures	1,112	—
Investments in unconsolidated ventures, net	—	(3,500)
Net parent investment in discontinued operations	—	(43,698)
Cash provided by (used in) investing activities of continuing operations	(63,591)	(88,743)
Cash provided by (used in) investing activities of discontinued operations	—	15,107
Cash provided by (used in) investing activities	(63,591)	(73,636)
HHC 2025 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
thousands	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	132,647	89,029
Principal payments on mortgages, notes, and loans payable	(11,863)	(3,703)
Special Improvement District bond funds released from (held in) escrow	9,726	248
Deferred financing costs and bond issuance costs, net	14	3
Taxes paid on stock options exercised and restricted stock vested	—	(944)
Distributions to HHH	(2,782)	(1,423)
Contributions from Teravalis noncontrolling interest owner	66	67
Cash provided by (used in) financing activities of continuing operations	127,808	83,277
Cash provided by (used in) financing activities of discontinued operations	—	1
Cash provided by (used in) financing activities	127,808	83,278

Net change in cash, cash equivalents, and restricted cash	(160,152)	(161,228)
Cash, cash equivalents, and restricted cash at beginning of period	998,116	1,053,057
Cash, cash equivalents, and restricted cash at end of period	837,964	891,829
Less: Cash, cash equivalents, and restricted cash of discontinued operations at end of period	—	44,130
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$837,964	$847,699

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$493,569	$460,744
Restricted cash	344,395	386,955
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$837,964	$847,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — CONTINUING OPERATIONS
Interest paid, net	$94,092	$97,477
Interest capitalized	34,827	35,648
Income taxes paid (refunded), net	(57)	—

NON-CASH TRANSACTIONS — CONTINUING OPERATIONS
Accrued property improvements, developments, and redevelopments	$(3,829)	$4,617
Consideration from sale of properties	12,225	—
Special Improvement District bond transfers associated with land sales	2,344	—
Capitalized stock compensation	844	1,476

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, and future fiscal years.

Seaport Entertainment Spinoff On July 31, 2024, the spinoff of Seaport Entertainment Group Inc. and its subsidiaries (Seaport Entertainment or SEG) was completed (the Spinoff). SEG included the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan, the Las Vegas Aviators Triple-A Minor League Baseball team and the Las Vegas Ballpark, as well as the Company’s ownership stake in Jean-Georges Restaurants and other partnerships, and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas.

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

As the Spinoff represents a strategic shift in the Company’s operations, the results of SEG are presented as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and, as such, have been excluded from both continuing operations and segment results for all periods presented. The Condensed Consolidated Statements of Comprehensive Income (Loss), and Equity are presented on a consolidated basis for both continuing operations and discontinued operations. The disclosures presented in the notes to the unaudited Condensed Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 - Discontinued Operations for additional information.

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
HHC 2025 FORM 10-Q | 8

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

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	March 31, 2025	December 31, 2024
Straight-line rent receivables	$93,395	$91,050
Tenant receivables	5,453	1,638
Related-party receivables (a)	14,996	6,908
Other receivables	6,677	5,589
Accounts receivable, net (b)	$120,521	$105,185
(a)As of March 31, 2025, the related-party receivable balance is primarily due from the Floreo joint venture. This balance includes reimbursable overhead costs incurred by the Company on behalf of Floreo and a $6.0 million guaranty fee associated with the increased borrowing capacity of Floreo’s bond financing in the first quarter of 2025. See Note 3 - Investments in Unconsolidated Ventures for additional information on the Floreo joint venture and Note 10 - Commitments and Contingencies for additional information on the guaranty fee.
(b)As of March 31, 2025, the total reserve balance for amounts considered uncollectible was $8.5 million, comprised of $8.4 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2024, the total reserve balance was $8.2 million, comprised of $8.1 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended March 31,
Statements of Operations Location	2025	2024
Rental revenue	$771	$904
Provision for (recovery of) doubtful accounts	(156)	(119)
Total (income) expense impact	$615	$785

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

Sale of MUD Receivables In September 2024, the Company entered into a sales transaction of MUD receivables, in which it transferred the reimbursement rights for $186.0 million of existing MUD receivables and $9.3 million of related accrued interest, as well as $40.0 million of anticipated future MUD receivables, for total cash consideration of $176.7 million. Using the relative fair value method, $146.7 million of the cash consideration was allocated to the sale of the existing MUD receivables and $30.0 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $48.7 million in the Condensed Consolidated Statements of Operations. The Company has recorded a liability related to the allocated amount of anticipated future MUD receivables, which is accounted for using the amortized cost method and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.

HHC 2025 FORM 10-Q | 9

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

Consolidated Variable Interest Entity At March 31, 2025, and December 31, 2024, the Company owned an 88.0% interest in Teravalis, the Company’s newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of March 31, 2025, the Company’s Condensed Consolidated Balance Sheets included $542.4 million of MPC assets, $0.7 million of Accounts payable and other liabilities, and $65.1 million of Noncontrolling interest related to Teravalis. As of December 31, 2024, the Company’s Condensed Consolidated Balance Sheets included $542.1 million of MPC assets, $0.5 million of Accounts payable and other liabilities, and $65.1 million of Noncontrolling interest related to Teravalis.

Noncontrolling Interests As of March 31, 2025, and December 31, 2024, noncontrolling interests were primarily related to the 12.0% noncontrolling interest in Teravalis.

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $603.3 million as of March 31, 2025, and $569.1 million as of December 31, 2024. The MUD receivable balance included accrued interest of $54.5 million as of March 31, 2025, and $44.0 million as of December 31, 2024. There was no material activity in the allowance for credit losses for financing receivables for the three and three months ended March 31, 2025 and 2024.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

HHC 2025 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Discontinued Operations

On July 31, 2024, the Spinoff of SEG was completed. The Spinoff included all assets previously included in the Company’s Seaport segment and the Las Vegas Aviators and the Las Vegas Ballpark, which were previously included in the Operating Assets segment. As the Spinoff represents a strategic shift in the Company’s operations, the results of SEG are included as discontinued operations for all periods presented.

The following table presents key components of Net income (loss) from discontinued operations, net of income taxes:

thousands	Three Months Ended March 31, 2024
Total revenues	$14,654
Total operating expenses	26,726
General and administrative (a)	9,190
Depreciation and amortization	8,073
Interest income (expense), net	(2,546)
Equity in earnings (losses) from unconsolidated ventures	(10,280)
Net income (loss) from discontinued operations before income taxes	(42,161)
Income tax expense (benefit)	(10,694)
Net income (loss) from discontinued operations, net of taxes	$(31,467)
(a)General and administrative expenses relate to costs incurred during the year to complete the spinoff of Seaport Entertainment.

Continuing Involvement with SEG In connection with the Spinoff, HHH entered into several agreements with Seaport Entertainment that govern the execution of the transaction and the relationship of the parties following the Spinoff including a Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Guaranty Agreement, and various other agreements.

Seaport Entertainment Guaranty Following the execution of the Spinoff, the Company continues to provide a full backstop guaranty for SEG’s outstanding mortgage related to its 250 Water Street property (Water Street Property). See Note 10 - Commitments and Contingencies for additional information.

3. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of March 31, 2025, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of March 31, 2025, these ventures had debt totaling $376.8 million, with the Company’s proportionate share of this debt totaling $186.9 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

HHC 2025 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
thousands except percentages	2025	2024	2025	2024	2025	2024
Equity Method Investments
Operating Assets:
The Metropolitan (b)	50%	50%	$—	$—	$(248)	$1,078
Stewart Title of Montgomery County, TX	50%	50%	3,875	4,061	113	(75)
Woodlands Sarofim	20%	20%	2,998	2,975	23	2
TEN.m.flats (c)	50%	50%	—	—	(850)	1,570
Master Planned Communities:
The Summit (d)	50%	50%	32,525	37,409	(4,883)	(15,923)
Floreo (e)	50%	50%	62,261	60,788	1,473	1,212
Strategic Developments:
West End Alexandria (d)	58%	58%	60,601	60,513	87	34
Other	50%	50%	41	41	—	5
			162,301	165,787	(4,285)	(12,097)
Other equity investments (f)			3,779	3,779	5,605	3,242
Investments in unconsolidated ventures			$166,080	$169,566	$1,320	$(8,855)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan was in a deficit position of $12.7 million at March 31, 2025, and $12.2 million at December 31, 2024, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
(c)TEN.m.flats was in a deficit position of $7.3 million at March 31, 2025, and $5.8 million at December 31, 2024, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
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

Phase I The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre, and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.8 million has been contributed as of March 31, 2025. The Company has received its preferred return distributions and recognizes its share of income or loss for Phase I based on its final profit-sharing interest.

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

HHC 2025 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
In October 2022, Floreo closed on a $165.0 million bond financing. In February 2025, the borrowing capacity on the bond was increased to $365.0 million. Outstanding borrowings as of March 31, 2025, were $187.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received an initial guaranty fee of $5.0 million and will receive an additional guaranty fee of $6.0 million associated with the increased borrowing capacity. The financing and related guaranty provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of March 31, 2025, the Company’s maximum exposure to loss on this investment is limited to the $62.3 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

West End Alexandria In the fourth quarter of 2021, the Company entered into an Asset Contribution Agreement with Landmark Land Holdings, LLC (West End Alexandria) to redevelop a 52-acre site previously known as Landmark Mall. Other equity owners include Foulger-Pratt Development, LLC (Foulger-Pratt) and Seritage SRC Finance (Seritage). The Company conveyed its 33-acre Landmark Mall property with an agreed upon fair value of $56.0 million and Seritage conveyed an additional 19 acres of land with an agreed upon fair value of $30.0 million to West End Alexandria in exchange for equity interests. Additionally, Foulger-Pratt agreed to contribute $10.0 million to West End Alexandria. Also in the fourth quarter of 2021, West End Alexandria executed a Purchase and Sale Agreement with the City of Alexandria to sell approximately 11 acres to the City of Alexandria. The City will lease this land to Inova Health Care Services for construction of a new hospital.

Development plans for the remaining 41-acre property include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks and public transportation. Foulger-Pratt will manage construction of the development. Demolition was completed in 2023, with completion of infrastructure work expected in 2026.

The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

4. Acquisitions and Dispositions

Acquisitions

Operating Assets In June 2024, the Company acquired the 6 Waterway (formerly Waterway Plaza II) office property and the adjacent parking garage for $19.2 million in an asset acquisition. The approximately 141,763 square-foot office property is located in The Woodlands.

Dispositions Gains and losses on asset dispositions are recorded to Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations, unless otherwise noted.

Operating Assets In January 2025, the Company completed the sale of two land parcels, which included a 13,870 square foot retail space, in Ward Village for total consideration of $12.2 million, resulting in a gain of $10.0 million.

During 2024, the Company completed the sale of four non-core ground leases in The Woodlands, for total proceeds of $9.6 million, resulting in a gain of $6.7 million.

In December 2024, the Company completed the sale of Lakeland Village Center at Bridgeland, a 67,947-square-foot retail property in Bridgeland, for $28.0 million, resulting in a gain of $11.4 million.

In February 2024, the Company completed the sale of Creekside Park Medical Plaza, a 32,689 square-foot medical office building in The Woodlands, for $14.0 million, resulting in a gain of $4.8 million.

HHC 2025 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded in continuing operations during the three months ended March 31, 2025 and 2024.

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 3 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded in continuing operations during the three months ended March 31, 2025 and 2024.

6. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	March 31, 2025	December 31, 2024
Special Improvement District receivable, net	$88,331	$97,432
Security, escrow, and other deposits	66,734	66,348
In-place leases, net	31,888	32,995
Other	26,120	26,377
Prepaid expenses	19,312	22,791
Tenant incentives and other receivables, net	12,845	12,567
Interest rate derivative assets	5,760	9,082
TIF receivable, net	5,567	4,340
Notes receivable, net	3,279	870
Intangibles, net	3,193	3,359
Net investment in lease receivable	2,802	2,809
Condominium inventory	525	525
Other assets, net	$266,356	$279,495

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	March 31, 2025	December 31, 2024
Condominium deposit liabilities	$471,573	$459,683
Construction payables	246,268	252,619
Deferred income	137,296	125,784
Tenant and other deposits	49,489	47,112
Other	43,183	47,656
Accrued interest	26,984	51,828
Accrued real estate taxes	24,790	29,284
Accounts payable and accrued expenses	22,179	48,324
Accrued payroll and other employee liabilities	12,193	30,170
Accounts payable and other liabilities	$1,033,955	$1,092,460

HHC 2025 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

7. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net Mortgages, notes, and loans payable, net are summarized as follows:

thousands	March 31, 2025	December 31, 2024
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,650,111	1,635,750
Special Improvement District bonds	80,469	83,779
Variable-rate debt (a)
Secured Bridgeland Notes	283,000	283,000
Secured mortgages payable	1,223,297	1,115,908
Unamortized deferred financing costs (b)	(37,812)	(40,968)
Mortgages, notes, and loans payable, net	$5,249,065	$5,127,469
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

As of March 31, 2025, land, buildings and equipment, developments, and other collateral with a net book value of $4.9 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

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

The following table summarizes the Company’s Secured mortgages payable:

	March 31, 2025				December 31, 2024
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,650,111	3.13% - 8.67%	4.77%	5.6	$1,635,750	3.13% - 8.67%	4.74%	5.8
Variable rate (b)	1,223,297	6.10% - 9.36%	7.58%	1.4	1,115,908	6.43% - 9.42%	7.67%	1.7
Secured mortgages payable	$2,873,408	3.13% - 9.36%	5.97%	3.8	$2,751,658	3.13% - 9.42%	5.93%	4.1
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of March 31, 2025, and December 31, 2024, excluding the effects of interest rate derivatives.

HHC 2025 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 7.07% as of March 31, 2025, and 7.02% as of December 31, 2024. See Note 9 - Derivative Instruments and Hedging Activities for additional information.

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

During 2025, the Company’s mortgage activity included draws on existing mortgages of $132.6 million and repayments of $10.9 million. As of March 31, 2025, the Company’s secured mortgage loans had $1.0 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2054 as of March 31, 2025, and December 31, 2024. During the three months ended March 31, 2025, obligations of $2.3 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes The Company’s $600.0 million secured notes mature in 2029 and are secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 6.63%. As of March 31, 2025, outstanding borrowings were $283.0 million.

Debt Compliance As of March 31, 2025, the Company was not in compliance with certain property-level debt covenants. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

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

	March 31, 2025				December 31, 2024
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$5,760	$—	$5,760	$—	$9,082	$—	$9,082	$—

HHC 2025 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2025		December 31, 2024
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$838,052	$838,052	$998,503	$998,503
Accounts receivable, net (a)	Level 3	120,521	120,521	105,185	105,185
Notes receivable, net (b)	Level 3	3,279	3,279	870	870

Liabilities:
Fixed-rate debt (c)	Level 2	3,780,580	3,525,365	3,769,529	3,495,298
Variable-rate debt (c)	Level 2	1,506,297	1,506,297	1,398,908	1,398,908
(a)Accounts receivable, net is shown net of an allowance of $8.5 million at March 31, 2025, and $8.2 million at December 31, 2024. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at March 31, 2025, and December 31, 2024.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of March 31, 2025. Refer to Note 7 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

HHC 2025 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of March 31, 2025, or December 31, 2024.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The Company recorded an immaterial reduction in interest expense in 2024 and 2025 related to the amortization of terminated swaps.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $2.6 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	March 31, 2025	December 31, 2024
Derivative instruments not designated as hedging instruments: (b)
Interest rate collar	$219,080	2.00% - 4.50%	6/1/2023	6/1/2025	$3	$35
Interest rate collar	234,364	2.00% - 4.50%	6/1/2023	6/1/2025	8	34
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	611	919
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	485	729
Interest rate cap	61,852	6.00%	6/20/2024	7/15/2026	5	30
Interest rate cap	7,357	6.00%	6/20/2024	7/15/2026	1	4
Interest rate cap	60,682	5.25%	12/2/2024	12/15/2026	93	297

Derivative instruments designated as hedging instruments:
Interest rate cap	127,000	3.50%	11/7/2024	11/7/2025	470	725
Interest rate cap	73,021	5.00%	12/22/2022	12/21/2025	2	15
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	31	1,062
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	1,536	1,979
Interest rate swap	34,271	4.89%	11/1/2019	1/1/2032	2,515	3,253

Total fair value derivative assets					$5,760	$9,082
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest related to these contracts was $0.2 million expense for the three months ended March 31, 2025, and $2.2 million income for the three months ended March 31, 2024.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
thousands	2025	2024
Interest rate derivatives	$(1,120)	$3,830

HHC 2025 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended March 31,
thousands	2025	2024
Interest expense	$699	$1,205

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of March 31, 2025.

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

Columbia The Company is currently developing certain property it owns in the Lakefront neighborhood of Downtown Columbia, which is subject to certain recorded documents, covenants, and restrictions (the Covenants). Under the Covenants, HHC is the master developer of the Lakefront neighborhood. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (the Hotel Lot) subject to the Covenants. IMH has made demands that HHC accede to IMH’s development plans for the Hotel Lot and HHC has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that HHC gave its consent, under the Covenants, to IMH’s proposed changes in use and onsite parking, or that the limitations under the Covenants are obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHC's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleged were caused by HHC breaching the Covenants by prohibiting IMH from proceeding with its proposed development, and (4) declarations finding that HHC breached the shared parking related Covenants relating to HHC’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million, which will accrue post-judgment interest of 10% annually from the date of the final judgment. The Company has appealed the judgement and anticipates the Court of Appeals will hear oral arguments in late 2025. The Company will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint.

Timarron Park On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their properties and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. The plaintiffs filed a motion for a new trial, which was denied. Plaintiffs appealed. In November of 2024, a three-judge panel of the Court of Appeals affirmed the trial court’s judgement in the Company’s favor. Plaintiffs have filed a motion for rehearing, which is currently pending before the Court of Appeals. The Company will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

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
HHC 2025 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Letters of Credit and Surety Bonds As of March 31, 2025, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $416.8 million. As of December 31, 2024, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $353.8 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 14 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of March 31, 2025, and December 31, 2024, there were no events requiring financial performance under these guarantees.

Seaport Entertainment Guaranty Immediately prior to the Spinoff, 250 Seaport District, LLC (SEG Borrower), then a subsidiary of the Company, refinanced the existing mortgage loan related to the Water Street Property. This included the repayment of the existing mortgage loan payable with a carrying value of $113.4 million and the incurrence of $61.3 million in new mortgage indebtedness (SEG Term Loan). As part of the refinancing, SEG Borrower also entered into a total return swap with a third party lender to provide credit support for the SEG Term Loan, which was supported by a guaranty provided by a separate subsidiary of the Company (HHC Guarantor). The SEG Term Loan and related total return swap were included in the liabilities transferred to Seaport Entertainment upon completion of the Spinoff. As a result, following the Spinoff, HHC Guarantor now provides a full backstop guaranty for the SEG Term Loan.

The SEG Term Loan agreement is scheduled to mature on July 1, 2029. Collateral for the loan includes the Water Street Property which was transferred to SEG upon completion of the Spinoff. Under the terms of SEG’s loan agreement, the Loan-to-Value (LTV) ratio must not exceed certain thresholds. In the event the LTV ratio exceeds the applicable threshold, SEG must pay down the loan to an amount that would result in an LTV ratio under the applicable threshold. In the event SEG fails to make any necessary payments when due, HHC Guarantor is required to make all payments in full.

In consideration of HHC Guarantor providing such guaranty, SEG will pay the Company an annualized guaranty fee equal to 2.0% of the total outstanding principal, paid monthly. The Company’s maximum exposure under this guaranty is equal to the outstanding principal and interest balance at the end of each period. Given the value of the Water Street Property collateral, the Company does not expect to have to perform under this guaranty.

Floreo Guaranty In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing with a maturity date of October 1, 2027. In February 2025, the borrowing capacity on the bond was increased to $365.0 million and the maturity was extended to December 1, 2029. Outstanding borrowings as of March 31, 2025, were $187.0 million. A wholly owned subsidiary of the Company (HHC Subsidiary) provided a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the LTV ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guaranty requiring the payment of cash collateral in the event HHC Subsidiary fails to make necessary payments when due. In February 2025, in connection with the increase of the borrowing capacity, the potential cash collateral commitment associated with this guaranty increased from $50.0 million to $100.0 million. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing the initial guaranty and will receive an additional guaranty fee of $6.0 million associated with the increased borrowing capacity. This deferred income was recorded in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, and will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of March 31, 2025, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Downtown Columbia To the extent that increases in taxes do not cover debt service payments on the Downtown Columbia Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of March 31, 2025, any obligations to pay special taxes are not probable.

HHC 2025 FORM 10-Q | 20

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

11. Income Taxes

	Three Months Ended March 31,
thousands except percentages	2025	2024
Income tax expense (benefit)	$3,707	$(6,335)
Income (loss) from continuing operations before income taxes	15,496	(26,773)
Effective tax rate	23.9%	23.7%

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

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at December 31, 2024	$1,968
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(1,120)
(Gain) loss reclassified to net income	(699)
Net current-period other comprehensive Income (loss)	(1,819)
Balance at March 31, 2025	$149

Balance at December 31, 2023	$1,272
Derivative instruments:
Other comprehensive income (loss) before reclassifications	3,830
(Gain) loss reclassified to net income	(1,205)
Net current-period other comprehensive income (loss)	2,625
Balance at March 31, 2024	$3,897

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended March 31,		Affected line items in the Statements of Operations
thousands	2025	2024
(Gains) losses on cash flow hedges	$(923)	$(1,561)	Interest expense
Income tax expense (benefit)	224	356	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(699)	$(1,205)

HHC 2025 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
thousands	2025	2024
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$342	$23
Master Planned Communities land sales	71,642	32,415
Builder price participation	9,287	12,566
Total	81,271	45,004

Recognized at a point in time or over time:
Other land, rental, and property revenues	9,644	10,111

Rental and lease-related revenues
Rental revenue	108,413	101,369
Total revenues	$199,328	$156,484

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

thousands
Balance at December 31, 2024	$584,536
Consideration earned during the period	(14,665)
Consideration received during the period	29,119
Balance at March 31, 2025	$598,990

Balance at December 31, 2023	$575,621
Consideration earned during the period	(12,295)
Consideration received during the period	65,777
Balance at March 31, 2024	$629,103

HHC 2025 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of March 31, 2025, was $3.2 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$1,486,490	$27,881	$1,678,335

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of approximately 1 year to approximately 25 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

thousands	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$5,680	$5,806
Operating lease obligations	5,420	5,456

HHC 2025 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Future minimum lease payments as of March 31, 2025, are as follows:

thousands	Operating Leases
Remainder of 2025	$837
2026	956
2027	898
2028	616
2029	622
Thereafter	5,681
Total lease payments	9,610
Less: imputed interest	(4,190)
Present value of lease liabilities	$5,420

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Three Months Ended March 31,
thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$155	$408

Other Information	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (years)
Operating leases	16.1	18.2
Weighted-average discount rate
Operating leases	7.1%	7.4%

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

	Three Months Ended March 31,
thousands	2025	2024
Total minimum rent payments	$60,410	$56,595

Total future minimum rents associated with operating leases are as follows as of March 31, 2025:

thousands	Total Minimum Rent
Remainder of 2025	$181,454
2026	240,768
2027	231,940
2028	209,097
2029	189,455
Thereafter	708,034
Total	$1,760,748

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

HHC 2025 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

15. Segments

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

The Chief Operating Decision Maker (CODM), which is the Company’s Chief Executive Officer, may use different operating measures to assess operating results and allocate resources among the three segments, however the measure that is most consistent with the amounts included in the Condensed Consolidated Financial Statements is earnings before taxes (EBT). EBT, as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments. The CODM utilizes EBT to evaluate the current financial performance and project the future financial performance of each segment to determine the allocation of capital resources. This measure is also used to evaluate the need for operational adjustments, such as adjustments to prices, cost structures, and product mix necessary to achieve profitability targets.

HHC 2025 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Three Months Ended March 31, 2025
Total revenues	$114,002	$84,454	$854
Condominium rights and unit cost of sales	—	—	(242)
Master Planned Communities cost of sales	—	(25,214)	—
Operating costs	(34,222)	(12,991)	(3,576)
Rental property real estate taxes	(14,751)	—	(548)
(Provision for) recovery of doubtful accounts	156	—	—
Segment operating income (loss)	65,185	46,249	(3,512)
Depreciation and amortization	(43,123)	(111)	(1,158)
Interest income (expense), net	(34,218)	16,786	4,646
Other income (loss), net	(196)	—	(1,262)
Equity in earnings (losses) from unconsolidated ventures	4,643	(3,410)	87
Gain (loss) on sale or disposal of real estate and other assets, net	9,979	3,750	—
Segment EBT	$2,270	$63,264	$(1,199)

Three Months Ended March 31, 2024
Total revenues	$107,000	$48,875	$593
Condominium rights and unit cost of sales	—	—	(3,861)
Master Planned Communities cost of sales	—	(12,904)	—
Operating costs	(32,712)	(12,145)	(4,149)
Rental property real estate taxes	(13,561)	—	(644)
(Provision for) recovery of doubtful accounts	119	—	—
Segment operating income (loss)	60,846	23,826	(8,061)
Depreciation and amortization	(41,840)	(110)	(1,419)
Interest income (expense), net	(32,942)	15,246	4,024
Other income (loss), net	408	—	3
Equity in earnings (losses) from unconsolidated ventures	5,817	(14,711)	39
Gain (loss) on sale or disposal of real estate and other assets, net	4,794	—	—
Segment EBT	$(2,917)	$24,251	$(5,414)

The following represents the reconciliation of segment EBT to Net income (loss) attributable to common stockholders in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
thousands	2025	2024
Operating Assets EBT	$2,270	$(2,917)
MPC EBT	63,264	24,251
Strategic Developments EBT	(1,199)	(5,414)
General and administrative	(21,214)	(20,984)
Corporate interest expense, net	(22,190)	(17,582)
Corporate income, expenses, and other items	(5,435)	(4,127)
Net income (loss) from continuing operations before income tax	$15,496	$(26,773)

HHC 2025 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following represents the reconciliation of segment revenue to Total revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
thousands	2025	2024
Operating Assets revenue	$114,002	$107,000
MPC revenue	84,454	48,875
Strategic Developments revenue	854	593
Corporate income	18	16
Total revenues	$199,328	$156,484

The assets by segment and the reconciliation of total segment assets to Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	March 31, 2025	December 31, 2024
Operating Assets	$3,530,284	$3,548,162
Master Planned Communities	3,436,541	3,373,827
Strategic Developments	1,975,782	1,836,791
Corporate	344,748	450,013
Total assets	$9,287,355	$9,208,793

The following represents capital expenditures by segment:

	Three Months Ended March 31,
thousands	2025	2024
Operating Assets	$8,976	$3,951
Master Planned Communities	75	141
Strategic Developments	53,834	58,406

HHC 2025 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

16. Subsequent Events

Pershing Square Transaction On May 5, 2025, HHH entered into a Share Purchase Agreement (Purchase Agreement), by and between HHH and Pershing Square Holdco, L.P. (PS Holdco), pursuant to which HHH sold to PS Holdco 9,000,000 newly issued shares of HHH’s common stock at a purchase price of $100 per share, for an aggregate purchase price of $900 million. In connection with the Purchase Agreement, HHH also entered into several other agreements, dated May 5, 2025, with PS Holdco and Pershing Square, including a Services Agreement, a Shareholder Agreement, a Standstill Agreement, and a Registration Rights Agreement.

HHH expects this investment to enable it to become a diversified holding company by acquiring controlling stakes in high-quality, durable growth public and private operating companies, while at the same time allowing HHH to continue to invest in and grow its core real estate development and MPC business, conducted by the Company.

This transaction and the related agreements are described in more detail in HHH’s Current Report on Form 8-K filed with the SEC on May 6, 2025.

Bridgeland MUD Sale On May 7, 2025, the Company entered into a sales transaction of MUD receivables, in which it transferred the reimbursements rights for additional existing and anticipated future MUD receivables, for total cash consideration of $180.0 million. The financial impact of this transaction will be reflected in the next reporting period. At this time, the Company is unable to reasonably estimate the allocation of these amounts between the existing and anticipated future MUD receivables to estimate the loss associated with the sale but will provide further details in future disclosures. The Company intends to use the proceeds to further pay down Bridgeland’s line of credit, providing enhanced liquidity and additional optionality for the future.

HHC 2025 FORM 10-Q | 28

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
Item 2. Management’s Narrative Analysis of Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025. All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Capitalized terms used, but not defined, in this MD&A have the same meanings as in such Notes.

HHC 2025 FORM 10-Q | 29

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents

FORWARD-LOOKING INFORMATION

Certain statements contained in or incorporated by reference into this Quarterly Report, including, without limitation, those related to our future operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “will,” “would,” and other statements of similar expression.

These forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated herein by reference.

Forward-looking statements include:

–    accelerated growth in our core Master Planned Communities assets
–    expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected capital required for our operations and development opportunities for our properties
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    estimates of our future liquidity, development opportunities, development spending and management plans; and
–    descriptions of assumptions underlying or relating to any of the foregoing

These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–the effects that HHH’s recent transaction with Pershing Square could have upon HHH and thus on our business and personnel
–our ability to realize the anticipated benefits of the spinoff of Seaport Entertainment Group Inc. that we completed in 2024, as well as other effects the Spinoff may have on our ongoing business
–macroeconomic conditions such as volatility in capital markets, unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail, and office sectors
–changes in trade policies, including tariffs or duties on construction or homebuilding materials, potential retaliatory actions by other countries, and related impacts on market conditions and business activity
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–interest rate volatility and inflation
–the availability of debt and equity capital
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–general inflation, including core and wage inflation; commodity and energy price and currency volatility; as well as monetary, fiscal and policy interventions in anticipation of our reaction to such events, including increases in interest rates
–mismatch of supply and demand, including interruptions of supply lines
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of water and electricity shortages
–contamination of our property by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our or our vendors’ data security
–losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
HHC 2025 FORM 10-Q | 30

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
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

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2024 Annual Report. The risk factors contained in our 2024 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

HHC 2025 FORM 10-Q | 31

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

We operate through three business segments: Operating Assets, MPCs, and Strategic Developments. We create a continuous value-creation cycle through operational and financial synergies associated with our three business segments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate times, which helps mitigate development risk, using the cash flow harvested from the sale of land to homebuilders. Once the commercial developments are completed, the assets transition to Operating Assets, which increases recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle.

Information provided in this report does not take into account the anticipated changes in our business as a result of the shift in HHH’s strategic direction following its recent transactions with Pershing Square. Refer to Note 16 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information on the transactions with Pershing Square.

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

HHC 2025 FORM 10-Q | 32

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended March 31,
thousands	2025	2024	$ Change
Rental revenue	$108,354	$101,200	$7,154
Other land, rental, and property revenues	5,648	5,800	(152)
Total revenues	114,002	107,000	7,002

Operating costs	(34,222)	(32,712)	(1,510)
Rental property real estate taxes	(14,751)	(13,561)	(1,190)
(Provision for) recovery of doubtful accounts	156	119	37
Total operating expenses	(48,817)	(46,154)	(2,663)
Segment operating income (loss)	65,185	60,846	4,339
Depreciation and amortization	(43,123)	(41,840)	(1,283)
Interest income (expense), net	(34,218)	(32,942)	(1,276)
Other income (loss), net	(196)	408	(604)
Equity in earnings (losses) from unconsolidated ventures	4,643	5,817	(1,174)
Gain (loss) on sale or disposal of real estate and other assets, net	9,979	4,794	5,185
Segment EBT	$2,270	$(2,917)	$5,187

For the three months ended March 31, 2025:

Operating Assets segment EBT increased $5.2 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate increased $5.2 million primarily due to the sale of two land parcels and a retail space in Ward Village in 2025, compared to the sale of Creekside Park Medical Plaza in 2024.
–Rental revenues, net of Operating costs increased $5.6 million primarily due to increased leasing activity across our portfolio.

These increases to EBT were partially offset by the following:
–Depreciation expense increased $1.3 million primarily related to new assets placed in service.
–Interest expense increased $1.3 million primarily due to increased borrowings on construction loans secured by our operating assets as well as an increase related to the change in fair value of certain derivative instruments.
–Rental property real estate taxes increased $1.2 million primarily due to the receipt of refunds in 2024.
–Equity earnings decreased $1.2 million primarily due to lower earnings, partially offset by higher dividends.

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

HHC 2025 FORM 10-Q | 33

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

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

Operating Assets NOI	Three Months Ended March 31,
thousands	2025	2024	$ Change
Total Operating Assets segment EBT	$2,270	$(2,917)	$5,187
Add back:
Depreciation and amortization	43,123	41,840	1,283
Interest (income) expense, net	34,218	32,942	1,276
Equity in (earnings) losses from unconsolidated ventures	(4,643)	(5,817)	1,174
(Gain) loss on sale or disposal of real estate and other assets, net	(9,979)	(4,794)	(5,185)
Impact of straight-line rent	(1,160)	(847)	(313)
Other	189	(54)	243
Operating Assets NOI	$64,018	$60,353	$3,665

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended March 31,
thousands	2025	2024	$ Change
Office	$32,903	$30,598	$2,305
Retail	13,810	14,153	(343)
Multifamily	15,763	13,777	1,986
Other	1,542	1,466	76
Dispositions (a)	—	359	(359)
Operating Assets NOI	$64,018	$60,353	$3,665
(a)Properties that were sold are shown separately for all periods presented.

For the three months ended March 31, 2025:

Operating Assets NOI increased $3.7 million compared to the prior-year period primarily due to the following:
–Office NOI increased $2.3 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion, partially offset by decreases related to lower occupancy at certain properties in Downtown Columbia and The Woodlands.
–Multifamily NOI increased $2.0 million primarily due to continued lease-up at Tanager Echo in Summerlin, Marlow in Downtown Columbia, and Wingspan in Bridgeland.

HHC 2025 FORM 10-Q | 34

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

MPC Segment EBT	Three Months Ended March 31,
thousands	2025	2024	$ Change
Master Planned Communities land sales (a)	$71,642	$32,415	$39,227
Other land, rental, and property revenues	3,525	3,894	(369)
Builder price participation (b)	9,287	12,566	(3,279)
Total revenues	84,454	48,875	35,579

Master Planned Communities cost of sales	(25,214)	(12,904)	(12,310)
Operating costs	(12,991)	(12,145)	(846)
Total operating expenses	(38,205)	(25,049)	(13,156)
Segment operating income (loss)	46,249	23,826	22,423
Depreciation and amortization	(111)	(110)	(1)
Interest income (expense), net	16,786	15,246	1,540
Equity in earnings (losses) from unconsolidated ventures	(3,410)	(14,711)	11,301
Gain (loss) on sale or disposal of real estate and other assets, net	3,750	—	3,750
Segment EBT	$63,264	$24,251	$39,013
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

The following table presents MPC segment EBT by MPC:

MPC Segment EBT by MPC	Three Months Ended March 31,
thousands	2025	2024	$ Change
Bridgeland	$16,792	$17,247	$(455)
Summerlin	42,089	7,309	34,780
Teravalis (a)	1,086	943	143
The Woodlands	1,222	(2,350)	3,572
The Woodlands Hills	2,075	1,102	973
Segment EBT	$63,264	$24,251	$39,013

Floreo (b)	$2,944	$2,425	$519
(a)As of March 31, 2025, the Company owned an 88.0% interest in and consolidates Teravalis. For additional detail, refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.
(b)These amounts represent 100% of Floreo EBT. As of March 31, 2025, the Company owned a 50% interest in Floreo. Refer to Note 3 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for a description of the joint venture and further discussion.

HHC 2025 FORM 10-Q | 35

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended March 31, 2025:

MPC segment EBT increased $39.0 million compared to the prior-year period primarily due to the following:

Summerlin EBT increased $34.8 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $25.5 million primarily due to the following activity:
–increase in superpad acres sold, with 29.4 acres sold at an average price of $1.5 million per acre in the first quarter of 2025, compared to no acres sold in the prior-year period
–increase due to $2.3 million in SID bond assumptions resulting from an increase in superpad sales in the first quarter of 2025, compared to the prior-year period
–decrease due to $5.2 million less revenue recognized out of deferred revenue net of associated deferred costs in the first quarter of 2025, compared to the prior-year period
–Equity earnings at The Summit increased $11.0 million. This is primarily due to higher losses in the prior-year period related to changes to the development model.
–Builder price participation decreased $2.1 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period.

The Woodlands EBT increased $3.6 million compared to the prior-year period.
–Gain on sale or disposal of real estate and other assets, net increased $3.7 million due to an eminent domain settlement related to the condemnation of a 9.9-acre parcel of non-saleable land.

The Woodlands Hills EBT increased $1.0 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $1.0 million primarily due to the following activity:
–increase in residential acres sold, with 3.8 acres sold at an average price of $471,000 per acre in the first quarter of 2025, compared to 0.4 acres sold at an average price of $538,000 per acre in the prior-year period

Bridgeland EBT decreased $0.5 million compared to the prior-year period.
–Builder price participation decreased $1.2 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period.
–MPC sales, net of MPC cost of sales increased $0.4 million primarily due to the following activity:
–increase in residential acres sold, with 37.0 acres sold at an average price of $605,000 per acre in the first quarter of 2025, compared to 30.7 acres sold at an average price of $601,000 per acre in the prior-year period
–decrease in commercial acres sold, with no acres sold in the first quarter of 2025, compared to 3.5 acres sold at an average price of $801,000 per acre in the prior-year period
–decrease due to $1.6 million less revenue recognized out of deferred revenue net of associated deferred costs in the first quarter of 2025, compared to the prior-year period

HHC 2025 FORM 10-Q | 36

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

Below is a reconciliation of segment EBT to MPC Net Contribution:

MPC Net Contribution	Three Months Ended March 31,
thousands	2025	2024	$ Change
MPC segment EBT	$63,264	$24,251	$39,013
Plus:
Master Planned Communities cost of sales	25,214	12,904	12,310
Depreciation and amortization	111	110	1
MUD and SID bonds collections, net (a)	7,498	248	7,250
Less:
MPC development expenditures	(82,760)	(77,098)	(5,662)
Equity in (earnings) losses from unconsolidated ventures	3,410	14,711	(11,301)
MPC Net Contribution	$16,737	$(24,874)	$41,611
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $41.6 million in the three months ended March 31, 2025, compared to the prior-year period, primarily due to higher MPC land sales and higher MUD and SID bonds collections, partially offset by higher MPC development expenditures.

MPC Land Inventory The following table summarizes MPC land inventory activity for the three months ended March 31, 2025:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2024	$509,231	$1,153,737	$545,381	$189,493	$113,820	$2,511,662
Development expenditures (a)	37,053	40,750	230	984	3,743	82,760
MPC Cost of sales	(7,964)	(16,588)	—	(5)	(657)	(25,214)
MUD reimbursable costs (b)	(33,026)	—	—	(578)	(2,960)	(36,564)
Transfer to Strategic Development and Operating Assets Segments	(1,459)	—	—	—	—	(1,459)
Other	3,290	(333)	68	449	2,380	5,854
Balance March 31, 2025	$507,125	$1,177,566	$545,679	$190,343	$116,326	$2,537,039
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

HHC 2025 FORM 10-Q | 37

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended March 31,
thousands	2025	2024	$ Change
Condominium rights and unit sales	$342	$23	$319
Rental revenue	59	169	(110)
Other land, rental, and property revenues	453	401	52
Total revenues	854	593	261

Condominium rights and unit cost of sales	(242)	(3,861)	3,619
Operating costs	(3,576)	(4,149)	573
Rental property real estate taxes	(548)	(644)	96
Total operating expenses	(4,366)	(8,654)	4,288
Segment operating income (loss)	(3,512)	(8,061)	4,549
Depreciation and amortization	(1,158)	(1,419)	261
Interest income (expense), net	4,646	4,024	622
Other income (loss), net	(1,262)	3	(1,265)
Equity in earnings (losses) from unconsolidated ventures	87	39	48
Segment EBT	$(1,199)	$(5,414)	$4,215

For the three months ended March 31, 2025:

Strategic Developments segment EBT increased $4.2 million compared to the prior-year period primarily due to the following:
–Condominium cost of sales decreased, primarily due to $3.0 million of charges in the first quarter of 2024, to fund the final remediation expenditures at Waiea, that did not occur in the current period.

This increase to EBT was partially offset by the following:
–Other income (loss), net decreased $1.3 million, primarily due to the loss on deconsolidation of the Victoria Place homeowners’ association, as ownership and control was passed to the residents in the first quarter of 2025, following the completion of the condominium tower at the end of 2024.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums

Ward Village As of March 31, 2025, our seven completed condominiums in Ward Village, Ae`o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, Kō‘ula, and Victoria Place are completely sold.

Condominiums Under Construction

Ward Village As of March 31, 2025, 97.4% of the units at our three towers under construction, The Park Ward Village, Ulana Ward Village, and Kalae are under contract.

We broke ground on The Park Ward Village in October 2022 and expect to complete construction in 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of March 31, 2025, we have entered into contracts for 528 units, representing 96.9% of total units.

We broke ground on Ulana Ward Village in January 2023 and expect to complete construction in 2025. Ulana Ward Village, which is 100% presold, will consist of 696 studio, one-, two-, and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements.

We broke ground on Kalae in June 2024 and expect to complete construction in 2027. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of March 31, 2025, we have entered into contracts for 306 units, representing 93.0% of total units.

HHC 2025 FORM 10-Q | 38

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The Woodlands We broke ground on The Ritz-Carlton Residences in October 2024 and expect to complete construction in 2027. The Ritz-Carlton Residences, The Woodlands will consist of 111 one-, two-, three-, and four-bedroom residences. The development sits on the last available large-scale residential site on Lake Woodlands, spanning roughly eight acres across approximately 1,200 feet of premier lakefront shoreline. As of March 31, 2025, we have entered into contracts for 78 units, representing 70.3% of total units.

Predevelopment Condominiums

Ward Village We launched public presales for The Launiu in February 2024. The Launiu will consist of 485 studio, one-, two-, and three-bedroom residences. As of March 31, 2025, we have entered into contracts for 309 units, representing 63.7% of total units.

The following provides further detail for all condominium projects as of March 31, 2025:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea (a)	Honolulu, HI	177	—	177	100.0%	Q4 2016
Anaha (a)	Honolulu, HI	317	—	317	100.0%	Q4 2017
Ae`o (a)	Honolulu, HI	465	—	465	100.0%	Q4 2018
Ke Kilohana (a)	Honolulu, HI	423	—	423	100.0%	Q2 2019
‘A‘ali‘i (a)	Honolulu, HI	750	—	750	100.0%	Q4 2021
Kō'ula (b)	Honolulu, HI	565	—	565	100.0%	Q3 2022
Victoria Place	Honolulu, HI	349	—	349	100.0%	Q4 2024
Under construction
The Park Ward Village (c)	Honolulu, HI	—	528	545	96.9%	2026
Ulana Ward Village (d)	Honolulu, HI	—	695	696	99.9%	2025
Kalae (e)	Honolulu, HI	—	306	329	93.0%	2027
The Ritz-Carlton Residences (f)	The Woodlands, TX	—	78	111	70.3%	2027
Predevelopment
The Launiu (g)	Honolulu, HI	—	309	485	63.7%	2028
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

HHC 2025 FORM 10-Q | 39

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended March 31,
thousands	2025	2024	$ Change
General and administrative	$(21,214)	$(20,984)	$(230)
Corporate interest expense, net	(22,190)	(17,582)	(4,608)
Corporate depreciation and amortization	(747)	(805)	58
Income tax (expense) benefit	(3,707)	6,335	(10,042)
Other	(4,688)	(3,322)	(1,366)
Total Corporate income, expenses, and other items	$(52,546)	$(36,358)	$(16,188)

For the three months ended March 31, 2025:

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $10.0 million primarily due to an increase in Income before income taxes. Refer to Note 11 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
–Corporate interest expense, net increased $4.6 million primarily due to interest expense recognized in the current period related to the accretion of the liability recorded in connection with the 2024 sale of future MUD receivables and lower interest income driven by lower interest rates on lower average balances in the current period. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information on the sale of MUD receivables.

HHC 2025 FORM 10-Q | 40

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2025 FORM 10-Q | 41

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes to the risk factors previously disclosed in our 2024 Annual Report.

HHH’s recent shift in business strategy could create risks relating to the conduct of our business.

HHH recently announced a transaction with Pershing Square following which HHH expects to become a diversified holding company by acquiring controlling stakes in high-quality, durable growth public and private operating companies while continuing to invest in and grow the core real estate development and Master Planned Communities business conducted by the Company. In embarking on this changed strategy, HHH is subject to risks such as being unable to identify and consummate transactions as part of the new strategy, as well as risks inherent in acquiring or making investments in operating companies, especially companies in industries unrelated to the existing real estate business that the Company conducts. HHH may allocate resources, including financial resources and the time and attention of HHH’s board of directors, management and employees, to its new strategic direction, and/or may be unable to realize the anticipated benefits of the transactions with Pershing Square and its new strategy. This could adversely impact our ability to optimally conduct our business and have an adverse effect on our business, financial condition, and results of operations.

HHC 2025 FORM 10-Q | 42

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 43

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
May 9, 2025
HHC 2025 FORM 10-Q | 44