Form 10-Q
period 2025-06-30
Howard Hughes Corp
filed 2025-08-07
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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
☐ Yes    ☒ No

The number of shares of common stock outstanding as of July 30, 2025, was 10. These shares are 100% owned by Howard Hughes Holdings Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands	June 30, 2025	December 31, 2024
ASSETS
Master Planned Communities assets	$2,564,180	$2,511,662
Buildings and equipment	3,873,754	3,841,872
Less: accumulated depreciation	(1,016,906)	(949,533)
Land	304,290	302,446
Developments	1,705,973	1,341,029
Net investment in real estate	7,431,291	7,047,476
Investments in unconsolidated ventures	164,461	169,566
Cash and cash equivalents	557,635	595,696
Restricted cash	357,803	402,420
Accounts receivable, net	121,454	105,185
Municipal Utility District (MUD) receivables, net	389,828	463,799
Deferred expenses, net	140,868	139,350
Operating lease right-of-use assets	5,532	5,806
Other assets, net	239,705	279,495
Total assets	$9,408,577	$9,208,793

LIABILITIES
Mortgages, notes, and loans payable, net	$5,223,852	$5,127,469
Operating lease obligations	5,338	5,456
Deferred tax liabilities, net	140,867	143,107
Accounts payable and other liabilities	1,213,903	1,092,460
Total liabilities	6,583,960	6,368,492

Commitments and Contingencies (see Note 10)

EQUITY
Common stock: 10 shares authorized, issued, and outstanding as of June 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	2,941,923	2,955,247
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	(183,548)	(182,462)
Accumulated other comprehensive income (loss)	(724)	1,968
Total equity attributable to Howard Hughes Holdings Inc.	2,757,651	2,774,753
Noncontrolling interests	66,966	65,548
Total equity	2,824,617	2,840,301
Total liabilities and equity	$9,408,577	$9,208,793

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
REVENUES
Condominium rights and unit sales	$193	$—	$535	$23
Master Planned Communities land sales	125,041	154,790	196,683	187,205
Rental revenue	111,092	105,479	219,505	206,848
Other land, rental, and property revenues	10,416	10,294	20,060	20,405
Builder price participation	14,138	12,905	23,425	25,471
Total revenues	260,880	283,468	460,208	439,952

EXPENSES
Condominium rights and unit cost of sales	811	—	1,053	3,861
Master Planned Communities cost of sales	45,178	57,768	70,392	70,672
Operating costs	50,518	49,565	101,307	98,571
Rental property real estate taxes	15,365	15,110	30,664	29,315
Provision for (recovery of) doubtful accounts	542	256	386	137
General and administrative	29,366	21,418	50,580	42,402
Depreciation and amortization	44,325	46,571	89,464	90,745
Other	4,273	3,868	9,070	7,686
Total expenses	190,378	194,556	352,916	343,389

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	1,656	—	15,385	4,794
Other income (loss), net	885	490	(482)	1,381
Total other	2,541	490	14,903	6,175

Operating income (loss)	73,043	89,402	122,195	102,738

Interest income	4,575	5,999	10,693	13,929
Interest expense	(43,694)	(39,611)	(84,788)	(78,795)
Gain (loss) on extinguishment of debt	(307)	(198)	(307)	(198)
Gain (loss) on sale of MUD receivables	(48,197)	—	(48,197)	—
Equity in earnings (losses) from unconsolidated ventures	(1,887)	6,255	(567)	(2,600)
Income (loss) from continuing operations before income taxes	(16,467)	61,847	(971)	35,074
Income tax expense (benefit)	(3,965)	13,755	(258)	7,420
Net income (loss) from continuing operations	(12,502)	48,092	(713)	27,654
Net income (loss) from discontinued operations, net of taxes	—	(26,309)	—	(57,776)
Net income (loss)	(12,502)	21,783	(713)	(30,122)
Net (income) loss attributable to noncontrolling interests	(68)	34	(373)	24
Net income (loss) attributable to Howard Hughes Holdings Inc.	$(12,570)	$21,817	$(1,086)	$(30,098)

See Notes to Condensed Consolidated Financial Statements.
HHC 2025 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Net income (loss)	$(12,502)	$21,783	$(713)	$(30,122)
Other comprehensive income (loss):
Interest rate caps and swaps (a)	(873)	38	(2,692)	2,663
Other comprehensive income (loss)	(873)	38	(2,692)	2,663
Comprehensive income (loss)	(13,375)	21,821	(3,405)	(27,459)
Comprehensive (income) loss attributable to noncontrolling interests	(68)	34	(373)	24
Comprehensive income (loss) attributable to Howard Hughes Holdings Inc.	$(13,443)	$21,855	$(3,778)	$(27,435)
(a)Amounts are shown net of tax benefit of $0.3 million for the three months ended June 30, 2025, tax benefit of $0.9 million for the six months ended June 30, 2025, tax expense of $10.0 thousand for the three months ended June 30, 2024, and tax expense of $0.8 million for the six months ended June 30, 2024.

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
thousands except shares	Shares	Amount
Balance at March 31, 2025	10	$—	$2,957,749	$(170,978)	$149	$2,786,920	$66,898	$2,853,818
Net income (loss)	—	—	—	(12,570)	—	(12,570)	68	(12,502)
Interest rate swaps, net of tax expense (benefit) of $(273)	—	—	—	—	(873)	(873)	—	(873)
Capital transactions with HHH	—	—	(15,826)	—	—	(15,826)	—	(15,826)
Balance at June 30, 2025	10	$—	$2,941,923	$(183,548)	$(724)	$2,757,651	$66,966	$2,824,617

Balance at March 31, 2024	10	$—	$3,377,172	$(434,928)	$3,897	$2,946,141	$66,130	$3,012,271
Net income (loss)	—	—	—	21,817	—	21,817	(34)	21,783
Interest rate swaps, net of tax expense (benefit) of $10	—	—	—	—	38	38	—	38
Teravalis noncontrolling interest	—	—	—	—	—	—	50	50
Capital transactions with HHH	—	—	1,891	—	—	1,891	—	1,891
Balance at June 30, 2024	10	$—	$3,379,063	$(413,111)	$3,935	$2,969,887	$66,146	$3,036,033

Balance at December 31, 2024	10	$—	$2,955,247	$(182,462)	$1,968	$2,774,753	$65,548	$2,840,301
Net income (loss)	—	—	—	(1,086)	—	(1,086)	373	(713)
Interest rate swaps, net of tax expense (benefit) of $(866)	—	—	—	—	(2,692)	(2,692)	—	(2,692)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	979	979
Teravalis noncontrolling interest	—	—	—	—	—	—	66	66
Capital transactions with HHH	—	—	(13,324)	—	—	(13,324)	—	(13,324)
Balance at June 30, 2025	10	$—	$2,941,923	$(183,548)	$(724)	$2,757,651	$66,966	$2,824,617

Balance at December 31, 2023	10	$—	$3,374,284	$(383,012)	$1,272	$2,992,544	$66,053	$3,058,597
Net income (loss)	—	—	—	(30,098)	—	(30,098)	(24)	(30,122)
Interest rate swaps, net of tax expense (benefit) of $785	—	—	—	—	2,663	2,663	—	2,663
Teravalis noncontrolling interest	—	—	—	—	—	—	117	117
Capital transactions with HHH	—	—	4,779	(1)	—	4,778	—	4,778
Balance at June 30, 2024	10	$—	$3,379,063	$(413,111)	$3,935	$2,969,887	$66,146	$3,036,033

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(713)	$(30,122)
Net income (loss) from discontinued operations, net of taxes	—	(57,776)
Net income (loss) from continuing operations	(713)	27,654
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	79,765	80,902
Amortization	9,760	9,794
Amortization of deferred financing costs	6,205	6,054
Amortization of intangibles other than in-place leases	60	60
Straight-line rent amortization	(3,856)	(3,156)
Deferred income taxes	(1,375)	6,041
Restricted stock and stock option amortization	10,932	7,002
Net gain on sale of properties	(15,385)	(4,794)
Loss on sale of MUD receivables	48,197	—
Proceeds from sale of MUD receivables	180,043	—
(Gain) loss on extinguishment of debt	307	198
Equity in (earnings) losses from unconsolidated ventures, net of distributions	6,399	7,773
Provision for (recovery of) doubtful accounts	1,875	(784)
Master Planned Communities development expenditures	(184,047)	(174,862)
Master Planned Communities cost of sales	67,887	63,374
Condominium development expenditures	(285,702)	(254,899)
Condominium rights and units cost of sales	1,053	3,861
Net Changes:
Accounts receivable, net	(29,747)	(8,339)
Other assets, net	18,957	(14,337)
Condominium deposits, net	30,133	118,018
Deferred expenses, net	(8,857)	(18,034)
Accounts payable and other liabilities	22,711	(11,196)
Cash provided by (used in) operating activities of continuing operations	(45,398)	(159,670)
Cash provided by (used in) operating activities of discontinued operations	—	(28,090)
Cash provided by (used in) operating activities	(45,398)	(187,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(480)	(638)
Operating property improvements	(21,060)	(16,086)
Property development and redevelopment	(96,546)	(116,884)
Acquisition of assets	(16,356)	(18,456)
Proceeds from sales of properties, net	6,675	13,175
Reimbursements under tax increment financings and grants	5,179	7,016
Disbursement of loan to tenant	(1,250)	—
Proceeds from repayment of loan to tenant	20	—
Distributions from unconsolidated ventures	1,147	200
Investments in unconsolidated ventures, net	—	(3,500)
Net parent investment in discontinued operations	—	(63,777)
Cash provided by (used in) investing activities of continuing operations	(122,671)	(198,950)
Cash provided by (used in) investing activities of discontinued operations	—	30,760
Cash provided by (used in) investing activities	(122,671)	(168,190)
HHC 2025 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	382,510	339,522
Principal payments on mortgages, notes, and loans payable	(288,258)	(127,549)
Debt extinguishment costs	(204)	—
Special Improvement District bond funds released from (held in) escrow	17,887	1,717
Deferred financing costs and bond issuance costs	(1,683)	(1,044)
Taxes paid on stock options exercised and restricted stock vested	—	(943)
Distributions to HHH	(24,927)	(2,223)
Contributions from Teravalis noncontrolling interest owner	66	117
Cash provided by (used in) financing activities of continuing operations	85,391	209,597
Cash provided by (used in) financing activities of discontinued operations	—	(939)
Cash provided by (used in) financing activities	85,391	208,658

Net change in cash, cash equivalents, and restricted cash	(82,678)	(147,292)
Cash, cash equivalents, and restricted cash at beginning of period	998,116	1,053,057
Cash, cash equivalents, and restricted cash at end of period	915,438	905,765
Less: Cash, cash equivalents, and restricted cash of discontinued operations at end of period	—	45,576
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$915,438	$860,189

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$557,635	$433,413
Restricted cash	357,803	426,776
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$915,438	$860,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — CONTINUING OPERATIONS
Interest paid, net	$139,383	$148,760
Interest capitalized	70,840	74,087
Income taxes paid (refunded), net	7,997	3,858

NON-CASH TRANSACTIONS — CONTINUING OPERATIONS
Consideration from sale of properties	$12,225	$—
Special Improvement District bond transfers associated with land sales	2,505	7,299
Capitalized stock compensation	1,475	2,296
Accrued property improvements, developments, and redevelopments	(2,020)	(2,221)

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Presentation of Financial Statements and Significant Accounting Policies

General These unaudited Condensed Consolidated Financial Statements have been prepared by The Howard Hughes Corporation (HHC or the Company) in accordance with accounting principles generally accepted in the United States of America (GAAP). References to HHC, the Company, we, us, and our refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated. References to Howard Hughes Holdings Inc. (HHH) refer to the Company’s parent holding company, Howard Hughes Holdings Inc., and its consolidated subsidiaries, including the Company, unless otherwise specifically stated.

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, and future fiscal years.

Pershing Square Transaction On May 5, 2025, HHH entered into a Share Purchase Agreement (Purchase Agreement), by and between HHH and Pershing Square Holdco, L.P. (PS Holdco), pursuant to which HHH sold to PS Holdco 9,000,000 newly issued shares of HHH’s common stock at a purchase price of $100 per share, for an aggregate purchase price of $900 million. In connection with the Purchase Agreement, HHH also entered into several other agreements, dated May 5, 2025, with PS Holdco and Pershing Square Capital Management, L.P. (together, Pershing Square), including a Services Agreement, a Shareholder Agreement, a Standstill Agreement, and a Registration Rights Agreement.

HHH expects to use the proceeds from the transaction to acquire or make investments in operating companies as part of HHH’s new strategy of becoming a diversified holding company, with the Company’s portfolio of master planned communities at its foundation.

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

HHC 2025 FORM 10-Q | 8

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

Related-party receivables are primarily due from the Floreo joint venture. This balance includes reimbursable overhead costs incurred by the Company on behalf of Floreo and a $6.0 million guaranty fee associated with the increased borrowing capacity of Floreo’s bond financing in the first quarter of 2025. See Note 3 - Investments in Unconsolidated Ventures for additional information on the Floreo joint venture and Note 10 - Commitments and Contingencies for additional information on the guaranty fee.

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

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	June 30, 2025	December 31, 2024
Straight-line rent receivables	$94,856	$91,050
Tenant receivables	5,219	1,638
Related-party receivables	16,697	6,908
Other receivables	4,682	5,589
Accounts receivable, net (a)	$121,454	$105,185
(a)As of June 30, 2025, the total reserve balance for amounts considered uncollectible was $8.2 million, comprised of $8.1 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2024, the total reserve balance was $8.2 million, comprised of $8.1 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Location	2025	2024	2025	2024
Rental revenue	$718	$(1,678)	$1,489	$(774)
Provision for (recovery of) doubtful accounts	542	256	386	137
Total (income) expense impact	$1,260	$(1,422)	$1,875	$(637)

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

MUD Receivables Sales In September 2024, the Company entered into a transaction in which it transferred the reimbursement rights for $186.0 million of existing MUD receivables and $9.3 million of related accrued interest, as well as $40.0 million of anticipated future MUD receivables, for total cash consideration of $176.7 million. Using the relative fair value method, $146.7 million of the cash consideration was allocated to the sale of the existing MUD receivables and $30.0 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $48.7 million in the Condensed Consolidated Statements of Operations in the third quarter of 2024.

HHC 2025 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
In May 2025, the Company entered into a transaction in which it transferred the reimbursement rights to $147.0 million of existing MUD receivables and $14.1 million of related accrued interest, as well as $95.9 million of anticipated future MUD receivables, for total cash consideration of $180.0 million. Using the relative fair value method, $112.8 million of the cash consideration was allocated to the sale of the existing MUD receivables and $67.2 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $48.2 million in the Condensed Consolidated Statements of Operations.

For both transactions, the Company is required to complete future development activities. As such, liabilities associated with the future development spend were recorded at amortized cost in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. The associated discounts, which represent the differences between the total future development spend and the allocated cash proceeds, are being amortized into interest expense over the expected development period using the effective interest method. As of June 30, 2025, the total remaining liability was $77.1 million and the total unamortized discount was $25.3 million. Interest expense related to the discount amortization was $6.7 million for the three months ended June 30, 2025, and $9.2 million for the six months ended June 30, 2025.

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

Consolidated Variable Interest Entities

Teravalis At June 30, 2025, and December 31, 2024, the Company owned an 88.0% interest in Teravalis, the Company’s newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of June 30, 2025, the Company’s Condensed Consolidated Balance Sheets included $542.6 million of MPC assets and $65.1 million of Noncontrolling interest related to Teravalis. As of December 31, 2024, the Company’s Condensed Consolidated Balance Sheets included $542.1 million of MPC assets, $0.5 million of Accounts payable and other liabilities, and $65.1 million of Noncontrolling interest related to Teravalis.

‘Ilima The Company entered into a joint venture agreement with Discovery Land Company (Discovery) to form Block E Ward Village (‘Ilima) for the purpose of developing, constructing, and operating a residential condominium tower in Ward Village. ‘Ilima was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates ‘Ilima. Pre-sales for ‘Ilima commenced in June 2025, however as of June 30, 2025, all pre-sold units were still within the contractual 30-day rescission period. The Company currently funds 100% of the predevelopment activity. As of June 30, 2025, the Company’s Condensed Consolidated Balance Sheets included $17.8 million of Developments cost related to ‘Ilima.

Once pre-sales targets are met and construction financing is obtained, the Company will contribute land and Discovery will contribute to up $5.0 million. All other necessary capital contributions will be funded by the Company. After completion of the condominium tower and closing of condominium sales, cash distributions and the recognition of income-producing activities will be pro rata based on ownership interest. At June 30, 2025, and December 31, 2024, the Company owned approximately 100% of this venture.

Noncontrolling Interests As of June 30, 2025, and December 31, 2024, noncontrolling interests were primarily related to the 12.0% noncontrolling interest in Teravalis.
HHC 2025 FORM 10-Q | 10

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $480.9 million as of June 30, 2025, and $569.1 million as of December 31, 2024. The MUD receivable balance included accrued interest of $48.6 million as of June 30, 2025, and $44.0 million as of December 31, 2024. There was no material activity in the allowance for credit losses for financing receivables for the three and six months ended June 30, 2025 and 2024.

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

The following table presents key components of Net income (loss) from discontinued operations, net of taxes:

thousands	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total revenues	$33,941	$48,595
Total operating expenses	43,636	70,362
General and administrative (a)	7,879	17,069
Depreciation and amortization	6,058	14,131
Other income (loss), net	(99)	(99)
Interest income (expense), net	(3,210)	(5,756)
Equity in earnings (losses) from unconsolidated ventures	(6,551)	(16,831)
Net income (loss) from discontinued operations before income taxes	(33,492)	(75,653)
Income tax expense (benefit)	(7,183)	(17,877)
Net income (loss) from discontinued operations, net of taxes	$(26,309)	$(57,776)
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

HHC 2025 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

3. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of June 30, 2025, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of June 30, 2025, these ventures had debt totaling $400.8 million, with the Company’s proportionate share of this debt totaling $198.9 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2025	2024	2025	2024	2025	2024	2025	2024
Equity Method Investments
Operating Assets:
Operating equity investments (b)	20%-50%	20%-50%	$6,817	$7,036	$(325)	$337	$(1,287)	$2,912
Master Planned Communities:
The Summit (c)	50%	50%	32,438	37,409	(87)	5,328	(4,970)	(10,595)
Floreo (d)	50%	50%	60,699	60,788	(1,562)	555	(89)	1,767
Strategic Developments:
West End Alexandria (c)	58%	58%	60,687	60,513	87	30	174	64
Other	50%	50%	41	41	—	5	—	10
			160,682	165,787	(1,887)	6,255	(6,172)	(5,842)
Other investments (e)			3,779	3,779	—	—	5,605	3,242
Investments in unconsolidated ventures			$164,461	$169,566	$(1,887)	$6,255	$(567)	$(2,600)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)Two of the operating equity investments were in a combined deficit position of $20.4 million at June 30, 2025, and $18.0 million at December 31, 2024, and presented in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
(c)For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses, and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(d)Classified as a VIE; however, the Company is not the primary beneficiary and accounts for its investment in accordance with the equity method. Refer to discussion below for additional information.
(e)Other investments represent investments not accounted for under the equity method. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively.

The Summit In 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery to develop a custom home community in Summerlin.

Phase I The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre, and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.8 million has been contributed as of June 30, 2025. The Company has received its preferred return distributions and recognizes its share of income or loss for Phase I based on its final profit-sharing interest.

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
HHC 2025 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

In October 2022, Floreo closed on a $165.0 million bond financing. In February 2025, the borrowing capacity on the bond was increased to $365.0 million. Outstanding borrowings as of June 30, 2025, were $210.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received an initial guaranty fee of $5.0 million and will receive an additional guaranty fee of $6.0 million associated with the increased borrowing capacity. The financing and related guaranty provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of June 30, 2025, the Company’s maximum exposure to loss on this investment is limited to the $60.7 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

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

Development plans for the remaining 41-acre property include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks, and public transportation. Foulger-Pratt will manage construction of the development. Demolition was completed in 2023, with completion of infrastructure work expected in 2026.

The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

4. Acquisitions and Dispositions

Acquisitions

Strategic Developments In May 2025, the Company acquired the 7 Waterway office property and the adjacent parking garage for $16.3 million in an asset acquisition. The approximately 186,369 square-foot office property is located in The Woodlands.

Operating Assets In June 2024, the Company acquired the 6 Waterway office property and the adjacent parking garage for $19.2 million in an asset acquisition. The approximately 141,763 square-foot office property is located in The Woodlands.

Dispositions Gains and losses on asset dispositions are recorded to Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations, unless otherwise noted.

Strategic Developments The Grogan’s Mill Library and Community Center was developed in connection with a land swap agreement entered into with Montgomery County, Texas. Subsequent to quarter end, upon completion of construction in July 2025, the Company transferred the Grogan's Mill Library and Community Center to Montgomery County in exchange for a land parcel on the Waterway in The Woodlands. The land, Town Green, will be held in the strategic segment for future development. At this time, the Company is unable to reasonably estimate the financial impact associated with the transaction but will provide further details in future disclosures.

HHC 2025 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

5. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded in continuing operations during the three and six months ended June 30, 2025 and 2024.

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 3 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded in continuing operations during the three and six months ended June 30, 2025 and 2024.

6. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	June 30, 2025	December 31, 2024
Special Improvement District receivable, net	$81,469	$97,432
Security, escrow, and other deposits	48,211	66,348
Other	31,505	26,377
In-place leases, net	30,784	32,995
Prepaid expenses	17,544	22,791
Tenant incentives and other receivables, net	12,934	12,567
Interest rate derivative assets	4,070	9,082
TIF receivable, net	3,577	4,340
Notes receivable, net	3,257	870
Intangibles, net	3,129	3,359
Net investment in lease receivable	2,795	2,809
Condominium inventory	430	525
Other assets, net	$239,705	$279,495

HHC 2025 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	June 30, 2025	December 31, 2024
Condominium deposit liabilities	$489,820	$459,683
Construction payables	274,900	252,619
Deferred income	163,803	125,784
MUD sale liability	77,055	19,468
Tenant and other deposits	51,814	47,112
Accrued interest	50,621	51,828
Accrued real estate taxes	37,534	29,284
Accrued payroll and other employee liabilities	26,106	30,170
Other	24,860	28,188
Accounts payable and accrued expenses	17,075	48,324
Interest rate derivative liabilities	315	—
Accounts payable and other liabilities	$1,213,903	$1,092,460

7. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net Mortgages, notes, and loans payable, net are summarized as follows:

thousands	June 30, 2025	December 31, 2024
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,737,175	1,635,750
Special Improvement District bonds	80,039	83,779
Variable-rate debt (a)
Secured Bridgeland Notes	85,000	283,000
Secured mortgages payable	1,307,970	1,115,908
Unamortized deferred financing costs (b)	(36,332)	(40,968)
Mortgages, notes, and loans payable, net	$5,223,852	$5,127,469
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

As of June 30, 2025, land, buildings and equipment, developments, and other collateral with a net book value of $4.9 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

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

$ in thousands	Principal	Maturity Date	Interest Rate
August 2020	$750,000	August 2028	5.375%
February 2021	650,000	February 2029	4.125%
February 2021	650,000	February 2031	4.375%
Senior unsecured notes	$2,050,000

HHC 2025 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Secured Mortgages Payable The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. Certain of the Company’s loans contain provisions that grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. Construction loans related to the Company’s development properties are generally variable-rate, interest-only, and have maturities of five years or less. Debt obligations related to the Company’s operating properties generally require monthly installments of principal and interest. The Company’s secured mortgages mature over various terms through September 2052.

The following table summarizes the Company’s Secured mortgages payable:

	June 30, 2025				December 31, 2024
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,737,175	3.13% - 8.67%	4.89%	5.3	$1,635,750	3.13% - 8.67%	4.74%	5.8
Variable rate (b)	1,307,970	6.06% - 9.38%	7.58%	1.3	1,115,908	6.43% - 9.42%	7.67%	1.7
Secured mortgages payable	$3,045,145	3.13% - 9.38%	6.05%	3.6	$2,751,658	3.13% - 9.42%	5.93%	4.1
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of June 30, 2025, and December 31, 2024, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 7.19% as of June 30, 2025, and 7.02% as of December 31, 2024. See Note 9 - Derivative Instruments and Hedging Activities for additional information.

During 2025, the Company’s mortgage activity included draws on existing mortgages of $380.6 million and repayments of $88.4 million. As of June 30, 2025, the Company’s secured mortgage loans had $880.5 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2054 as of June 30, 2025, and December 31, 2024. During the six months ended June 30, 2025, obligations of $2.5 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes The Company’s $600.0 million secured notes mature in 2029 and are secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 6.60%. In the second quarter of 2025, $198.0 million was repaid primarily using the proceeds from the sale of MUD receivables, bringing outstanding borrowings to $85.0 million as of June 30, 2025.

Debt Compliance On certain of its debt obligations, the Company has the option to exercise extension options, subject to certain terms, which may include minimum debt service coverage, minimum occupancy levels or condominium sales levels, as applicable, and other performance criteria. In certain cases, due to property performance not meeting identified covenants, the Company may be required to pay down a portion of the loan to exercise the extension option.

As of June 30, 2025, the Company was not in compliance with certain property-level debt covenants, which did not have a material impact on the Company’s liquidity or its ability to operate these assets. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets.

HHC 2025 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

	June 30, 2025				December 31, 2024
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$4,070	$—	$4,070	$—	$9,082	$—	$9,082	$—
Interest rate derivative liabilities	315	—	315	—	—	—	—	—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2025		December 31, 2024
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash, cash equivalents, and restricted cash (a)	Level 1	$1,798,829	$1,798,829	$998,503	$998,503
Accounts receivable, net (b)	Level 3	121,454	121,454	105,185	105,185
Notes receivable, net (c)	Level 3	3,257	3,257	870	870

Liabilities:
Fixed-rate debt (d)	Level 2	3,867,214	3,693,109	3,769,529	3,495,298
Variable-rate debt (d)	Level 2	1,392,970	1,392,970	1,398,908	1,398,908
(a)Cash, cash equivalents, and restricted cash include demand deposits, money market mutual funds, and U.S. Treasury bills with original maturities of 90 days or less.
(b)Accounts receivable, net is shown net of an allowance of $8.2 million at June 30, 2025, and $8.2 million at December 31, 2024. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(c)Notes receivable, net is shown net of an immaterial allowance at June 30, 2025, and December 31, 2024.
(d)Excludes related unamortized financing costs.

The carrying amounts of Cash, cash equivalents, and restricted cash; Accounts receivable, net; and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

HHC 2025 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The fair value of the Company’s Senior unsecured notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of June 30, 2025. Refer to Note 7 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

9. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps, collars, and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate, in exchange for an upfront premium. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Certain of the Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings within Interest expense in the Condensed Consolidated Statements of Operations. These derivatives are recorded on a gross basis at fair value on the Condensed Consolidated Balance Sheets.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of June 30, 2025, or December 31, 2024.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The Company recorded an immaterial reduction in interest expense in 2024 and 2025 related to the amortization of terminated swaps.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $2.5 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHC 2025 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	June 30, 2025	December 31, 2024
Derivative instruments not designated as hedging instruments: (b)
Interest rate collar	$219,080	2.00% - 4.50%	6/1/2023	6/1/2025	$—	$35
Interest rate collar	234,364	2.00% - 4.50%	6/1/2023	6/1/2025	—	34
Interest rate cap (c)	75,000	2.50%	10/12/2021	9/29/2025	—	919
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	263	729
Interest rate cap	250,000	4.50%	6/17/2025	7/1/2026	63	—
Interest rate cap	64,179	6.00%	6/20/2024	7/15/2026	1	30
Interest rate cap	7,819	6.00%	6/20/2024	7/15/2026	—	4
Interest rate cap	77,694	5.25%	12/2/2024	12/15/2026	30	297

Derivative instruments designated as hedging instruments:
Interest rate cap	127,000	3.50%	11/7/2024	11/7/2025	320	725
Interest rate cap	72,801	5.00%	12/22/2022	12/21/2025	1	15
Interest rate swap	79,936	3.97%	5/1/2025	4/15/2026	31	—
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	(315)	1,062
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	1,255	1,979
Interest rate swap	34,149	4.89%	11/1/2019	1/1/2032	2,106	3,253

Total fair value derivative assets					$4,070	$9,082
Total fair value derivative liabilities					(315)	—
Total fair value derivative asset (liability), net					$3,755	$9,082
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest related to these contracts was $0.7 million income for the three months ended June 30, 2025, $0.5 million income for the six months ended June 30, 2025, $0.9 million income for the three months ended June 30, 2024, and $3.1 million income for the six months ended June 30, 2024.
(c)The Company voluntarily terminated this interest rate cap in the second quarter of 2025.

The tables below present the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Interest rate derivatives	$(91)	$1,236	$(1,211)	$5,066

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Interest expense	$782	$1,198	$1,481	$2,403

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The fair value of derivatives in a net liability position related to these agreements was $0.3 million as of June 30, 2025.

HHC 2025 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Columbia The Company is currently developing certain property it owns in the Merriweather District (formerly Downtown Columbia), which is subject to certain recorded documents, covenants, and restrictions (the Covenants). Under the Covenants, HHC is the master developer of the Merriweather District. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (the Hotel Lot) subject to the Covenants. IMH has made demands that HHC accede to IMH’s development plans for the Hotel Lot and HHC has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that HHC gave its consent, under the Covenants, to IMH’s proposed changes in use and onsite parking, or that the limitations under the Covenants are obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHC's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleged were caused by HHC breaching the Covenants by prohibiting IMH from proceeding with its proposed development, and (4) declarations finding that HHC breached the shared parking related Covenants relating to HHC’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million, which will accrue post-judgment interest of 10% annually from the date of the final judgment. The Company has appealed the judgment and anticipates the Court of Appeals will hear oral arguments in late 2025. The Company will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint.

Timarron Park On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their properties and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. The plaintiffs filed a motion for a new trial, which was denied. Plaintiffs appealed. In November 2024, a three-judge panel of the Court of Appeals affirmed the trial court’s judgment in the Company’s favor. Plaintiffs have filed a motion for rehearing, which is currently pending before the Court of Appeals. The Company will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

Kō'ula In January 2025, the Association of Unit Owners of Kō'ula filed two complaints against the Company and the general contractor, with one complaint alleging multiple code violations and construction defects (Defect Action) and the other claiming that the Company understated operating costs and disproportionately allocated common expenses to the detriment of unit owners (Budget Action). The Company’s insurance carrier has agreed to defend the Defect Action, while coverage for the Budget Action was denied. The Company filed a motion to consolidate both complaints, which was granted in June 2025. The Company has not accrued any amount related to this claim as the damage is undetermined and no estimate can be made at this time.

Letters of Credit and Surety Bonds As of June 30, 2025, the Company had outstanding letters of credit totaling $4.1 million and surety bonds totaling $378.8 million. As of December 31, 2024, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $353.8 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 14 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of June 30, 2025, and December 31, 2024, there were no events requiring financial performance under these guarantees.
HHC 2025 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Floreo Guaranty In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing with a maturity date of October 1, 2027. In February 2025, the borrowing capacity on the bond was increased to $365.0 million and the maturity was extended to December 1, 2029. Outstanding borrowings as of June 30, 2025, were $210.0 million. A wholly owned subsidiary of the Company (HHC Subsidiary) provided a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the LTV ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guaranty requiring the payment of cash collateral in the event HHC Subsidiary fails to make necessary payments when due. In February 2025, in connection with the increase of the borrowing capacity, the potential cash collateral commitment associated with this guaranty increased from $50.0 million to $100.0 million. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing the initial guaranty and will receive an additional guaranty fee of $6.0 million associated with the increased borrowing capacity. This deferred income was recorded in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, and will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of June 30, 2025, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Merriweather District (formerly Downtown Columbia) To the extent that increases in taxes do not cover debt service payments on the Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of June 30, 2025, any obligations to pay special taxes are not probable.

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

HHC 2025 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2025	2024	2025	2024
Income tax expense (benefit)	$(3,965)	$13,755	$(258)	$7,420
Income (loss) from continuing operations before income taxes	(16,467)	61,847	(971)	35,074
Effective tax rate	24.1%	22.2%	26.6%	21.2%

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

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at March 31, 2025	$149
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(91)
(Gain) loss reclassified to net income	(782)
Net current-period other comprehensive income (loss)	(873)
Balance at June 30, 2025	$(724)

Balance at March 31, 2024	$3,897
Derivative instruments:
Other comprehensive income (loss) before reclassifications	1,236
(Gain) loss reclassified to net income	(1,198)
Net current-period other comprehensive income (loss)	38
Balance at June 30, 2024	$3,935

thousands
Balance at December 31, 2024	$1,968
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(1,211)
(Gain) loss reclassified to net income	(1,481)
Net current-period other comprehensive Income (loss)	(2,692)
Balance at June 30, 2025	$(724)

Balance at December 31, 2023	$1,272
Derivative instruments:
Other comprehensive income (loss) before reclassifications	5,066
(Gain) loss reclassified to net income	(2,403)
Net current-period other comprehensive income (loss)	2,663
Balance at June 30, 2024	$3,935

HHC 2025 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
thousands	2025	2024	2025	2024
(Gains) losses on cash flow hedges	$(1,027)	$(1,553)	$(1,950)	$(3,114)	Interest expense
Income tax expense (benefit)	245	355	469	711	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(782)	$(1,198)	$(1,481)	$(2,403)

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$193	$—	$535	$23
Master Planned Communities land sales	125,041	154,790	196,683	187,205
Builder price participation	14,138	12,905	23,425	25,471
Total	139,372	167,695	220,643	212,699

Recognized at a point in time or over time:
Other land, rental, and property revenues	10,416	10,294	20,060	20,405

Rental and lease-related revenues
Rental revenue	111,092	105,479	219,505	206,848
Total revenues	$260,880	$283,468	$460,208	$439,952

Contract Assets and Liabilities Contract assets are the Company’s right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration.

HHC 2025 FORM 10-Q | 23

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

thousands
Balance at December 31, 2024	$584,536
Consideration earned during the period	(33,726)
Consideration received during the period	92,582
Balance at June 30, 2025	$643,392

Balance at December 31, 2023	$575,621
Consideration earned during the period	(37,891)
Consideration received during the period	173,547
Balance at June 30, 2024	$711,277

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of June 30, 2025, was $3.3 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$1,481,257	$1,165,331	$604,120

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

HHC 2025 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of approximately 1 year to approximately 25 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

thousands	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$5,532	$5,806
Operating lease obligations	5,338	5,456

Future minimum lease payments as of June 30, 2025, are as follows:

thousands	Operating Leases
Remainder of 2025	$659
2026	956
2027	898
2028	616
2029	622
Thereafter	5,681
Total lease payments	9,432
Less: imputed interest	(4,094)
Present value of lease liabilities	$5,338

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Six Months Ended June 30,
thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$333	$517

Other Information	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (years)
Operating leases	16.3	18.3
Weighted-average discount rate
Operating leases	7.1%	7.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Total minimum rent payments	$61,596	$57,810	$122,006	$114,405

HHC 2025 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Total future minimum rents associated with operating leases are as follows as of June 30, 2025:

thousands	Total Minimum Rent
Remainder of 2025	$123,197
2026	246,119
2027	238,297
2028	214,848
2029	194,567
Thereafter	729,249
Total	$1,746,277

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported in the Condensed Consolidated Statements of Operations also include amortization related to above-market and below‑market tenant leases on acquired properties.

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

HHC 2025 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Three Months Ended June 30, 2025
Total revenues	$116,446	$143,701	$714
Condominium rights and unit cost of sales	—	—	(811)
Master Planned Communities cost of sales	—	(45,178)	—
Operating costs	(34,175)	(12,516)	(3,760)
Rental property real estate taxes	(14,750)	—	(615)
(Provision for) recovery of doubtful accounts	(542)	—	—
Segment operating income (loss)	66,979	86,007	(4,472)
Depreciation and amortization	(42,305)	(88)	(1,076)
Interest income (expense), net	(34,173)	18,107	4,633
Other income (loss), net	634	35	132
Equity in earnings (losses) from unconsolidated ventures	(325)	(1,649)	87
Gain (loss) on sale or disposal of real estate and other assets, net	(1)	—	1,657
Gain (loss) on extinguishment of debt	(307)	—	—
Segment EBT	$(9,498)	$102,412	$961

Three Months Ended June 30, 2024
Total revenues	$110,760	$172,181	$509
Master Planned Communities cost of sales	—	(57,768)	—
Operating costs	(32,888)	(13,115)	(3,562)
Rental property real estate taxes	(14,466)	—	(644)
(Provision for) recovery of doubtful accounts	(256)	—	—
Segment operating income (loss)	63,150	101,298	(3,697)
Depreciation and amortization	(41,811)	(108)	(3,878)
Interest income (expense), net	(34,165)	16,168	4,594
Other income (loss), net	542	—	(17)
Equity in earnings (losses) from unconsolidated ventures	336	5,883	36
Gain (loss) on extinguishment of debt	(198)	—	—
Segment EBT	$(12,146)	$123,241	$(2,962)

Six Months Ended June 30, 2025
Total revenues	$230,448	$228,155	$1,568
Condominium rights and unit cost of sales	—	—	(1,053)
Master Planned Communities cost of sales	—	(70,392)	—
Operating costs	(68,397)	(25,507)	(7,336)
Rental property real estate taxes	(29,501)	—	(1,163)
(Provision for) recovery of doubtful accounts	(386)	—	—
Segment operating income (loss)	132,164	132,256	(7,984)
Depreciation and amortization	(85,428)	(199)	(2,234)
Interest income (expense), net	(68,391)	34,893	9,279
Other income (loss), net	438	35	(1,130)
Equity in earnings (losses) from unconsolidated ventures	4,318	(5,059)	174
Gain (loss) on sale or disposal of real estate and other assets, net	9,978	3,750	1,657
Gain (loss) on extinguishment of debt	(307)	—	—
Segment EBT	$(7,228)	$165,676	$(238)

HHC 2025 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Six Months Ended June 30, 2024
Total revenues	$217,760	$221,056	$1,102
Condominium rights and unit cost of sales	—	—	(3,861)
Master Planned Communities cost of sales	—	(70,672)	—
Operating costs	(65,600)	(25,260)	(7,711)
Rental property real estate taxes	(28,027)	—	(1,288)
(Provision for) recovery of doubtful accounts	(137)	—	—
Segment operating income (loss)	123,996	125,124	(11,758)
Depreciation and amortization	(83,651)	(218)	(5,297)
Interest income (expense), net	(67,107)	31,414	8,618
Other income (loss), net	950	—	(14)
Equity in earnings (losses) from unconsolidated ventures	6,153	(8,828)	75
Gain (loss) on sale or disposal of real estate and other assets, net	4,794	—	—
Gain (loss) on extinguishment of debt	(198)	—	—
Segment EBT	$(15,063)	$147,492	$(8,376)

The following represents the reconciliation of segment EBT to Net income (loss) attributable to common stockholders in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Operating Assets EBT	$(9,498)	$(12,146)	$(7,228)	$(15,063)
MPC EBT	102,412	123,241	165,676	147,492
Strategic Developments EBT	961	(2,962)	(238)	(8,376)
General and administrative expense	(29,366)	(21,418)	(50,580)	(42,402)
Gain (loss) on sale of MUD receivables	(48,197)	—	(48,197)	—
Corporate interest expense, net	(27,686)	(20,209)	(49,876)	(37,791)
Corporate income, expenses, and other items	(5,093)	(4,659)	(10,528)	(8,786)
Net income (loss) from continuing operations before income tax	$(16,467)	$61,847	$(971)	$35,074

The following represents the reconciliation of segment revenue to Total revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2025	2024	2025	2024
Operating Assets revenue	$116,446	$110,760	$230,448	$217,760
MPC revenue	143,701	172,181	228,155	221,056
Strategic Developments revenue	714	509	1,568	1,102
Corporate income	19	18	37	34
Total revenues	$260,880	$283,468	$460,208	$439,952

HHC 2025 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The assets by segment and the reconciliation of total segment assets to Total assets on the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	June 30, 2025	December 31, 2024
Operating Assets	$3,525,444	$3,548,162
Master Planned Communities	3,326,100	3,373,827
Strategic Developments	2,148,253	1,836,791
Corporate	408,780	450,013
Total assets	$9,408,577	$9,208,793

The following represents capital expenditures by segment:

	Six Months Ended June 30,
thousands	2025	2024
Operating Assets	$19,272	$26,315
Master Planned Communities	75	141
Strategic Developments	112,670	120,224

HHC 2025 FORM 10-Q | 29

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
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

HHC 2025 FORM 10-Q | 30

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

Forward-looking statements include:

–    accelerated growth in our core Master Planned Communities assets
–    expected performance of our stabilized, income-producing properties, and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected capital required for our operations and development opportunities for our properties
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    estimates of our future liquidity, development opportunities, development spending and management plans; and
–    descriptions of assumptions underlying or relating to any of the foregoing

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
HHC 2025 FORM 10-Q | 31

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes, and requirements to transfer control to a condominium association’s board of directors in certain situations, as well as potential defaults by purchasers on their obligations to purchase condominiums
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our indebtedness, including our $750,000,000 5.375% senior unsecured notes due 2028, $650,000,000 4.125% senior unsecured notes due 2029 and $650,000,000 4.375% senior unsecured notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–catastrophic events or geopolitical conditions, such as international armed conflicts, or the occurrence of epidemics or pandemics; and
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC

Although we presently believe that the plans, expectations, and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain, and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

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

HHC 2025 FORM 10-Q | 32

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

On May 5, 2025, HHH sold 9,000,000 newly issued shares of the HHH’s common stock to Pershing Square for an aggregate purchase price of $900 million. Over time, we expect HHH will be transformed into a premier diversified holding company, with our portfolio of master planned communities at its foundation. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

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

HHC 2025 FORM 10-Q | 33

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2025	2024	$ Change	2025	2024	$ Change
Rental revenue	$111,118	$105,372	$5,746	$219,472	$206,572	$12,900
Other land, rental, and property revenues	5,328	5,388	(60)	10,976	11,188	(212)
Total revenues	116,446	110,760	5,686	230,448	217,760	12,688

Operating costs	(34,175)	(32,888)	(1,287)	(68,397)	(65,600)	(2,797)
Rental property real estate taxes	(14,750)	(14,466)	(284)	(29,501)	(28,027)	(1,474)
(Provision for) recovery of doubtful accounts	(542)	(256)	(286)	(386)	(137)	(249)
Total operating expenses	(49,467)	(47,610)	(1,857)	(98,284)	(93,764)	(4,520)
Segment operating income (loss)	66,979	63,150	3,829	132,164	123,996	8,168
Depreciation and amortization	(42,305)	(41,811)	(494)	(85,428)	(83,651)	(1,777)
Interest income (expense), net	(34,173)	(34,165)	(8)	(68,391)	(67,107)	(1,284)
Other income (loss), net	634	542	92	438	950	(512)
Equity in earnings (losses) from unconsolidated ventures	(325)	336	(661)	4,318	6,153	(1,835)
Gain (loss) on sale or disposal of real estate and other assets, net	(1)	—	(1)	9,978	4,794	5,184
Gain (loss) on extinguishment of debt	(307)	(198)	(109)	(307)	(198)	(109)
Segment EBT	$(9,498)	$(12,146)	$2,648	$(7,228)	$(15,063)	$7,835

For the three months ended June 30, 2025:

Operating Assets segment EBT increased $2.6 million compared to the prior-year period primarily due to the following:
–Rental revenues, net of Operating costs increased $4.5 million primarily due to increased leasing activity across our portfolio.

These increases to EBT were partially offset by the following:
–Equity earnings decreased $0.7 million primarily due to due to the change in value of certain derivative instruments.
–Depreciation expense increased $0.5 million primarily related to new assets placed in service.

For the six months ended June 30, 2025:

Operating Assets segment EBT increased $7.8 million compared to the prior-year period primarily due to the following:
–Rental revenues, net of Operating costs increased $10.1 million primarily due to increased leasing activity across our portfolio.
–Gain on sale of real estate increased $5.2 million primarily due to the sale of two land parcels and a retail space in Ward Village in 2025, compared to the sale of Creekside Park Medical Plaza in 2024.

These increases to EBT were partially offset by the following:
–Depreciation expense increased $1.8 million primarily related to new assets placed in service.
–Equity earnings decreased $1.8 million primarily due to lower earnings and the change in value of certain derivative instruments, partially offset by higher dividends.
–Rental property real estate taxes increased $1.5 million primarily due to the receipt of refunds in 2024.
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

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

Operating Assets NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2025	2024	$ Change	2025	2024	$ Change
Total Operating Assets segment EBT	$(9,498)	$(12,146)	$2,648	$(7,228)	$(15,063)	$7,835
Add back:
Depreciation and amortization	42,305	41,811	494	85,428	83,651	1,777
Interest (income) expense, net	34,173	34,165	8	68,391	67,107	1,284
Equity in (earnings) losses from unconsolidated ventures	325	(336)	661	(4,318)	(6,153)	1,835
(Gain) loss on sale or disposal of real estate and other assets, net	1	—	1	(9,978)	(4,794)	(5,184)
(Gain) loss on extinguishment of debt	307	198	109	307	198	109
Impact of straight-line rent	(373)	24	(397)	(1,533)	(823)	(710)
Other	(384)	(373)	(11)	(195)	(427)	232
Operating Assets NOI	$66,856	$63,343	$3,513	$130,874	$123,696	$7,178

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2025	2024	$ Change	2025	2024	$ Change
Office	$35,159	$33,221	$1,938	$68,062	$63,819	$4,243
Retail	13,394	14,453	(1,059)	27,204	28,606	(1,402)
Multifamily	16,872	14,163	2,709	32,635	27,940	4,695
Other	1,431	1,064	367	2,973	2,530	443
Dispositions (a)	—	442	(442)	—	801	(801)
Operating Assets NOI	$66,856	$63,343	$3,513	$130,874	$123,696	$7,178
(a)Properties that were sold are shown separately for all periods presented.

For the three months ended June 30, 2025:

Operating Assets NOI increased $3.5 million compared to the prior-year period primarily due to the following:
–Multifamily NOI increased $2.7 million primarily to continued lease-up at Tanager Echo in Summerlin, Marlow in Merriweather District, and Wingspan in Bridgeland.
–Office NOI increased $1.9 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands, Merriweather District, and Summerlin, most notably at 9950 Woodloch Forest, 6100 Merriweather, and 1700 Pavilion, partially offset by decreases related to lower occupancy at certain properties in Merriweather District and The Woodlands, most notably at Merriweather Row and 3831 Technology Forest.

HHC 2025 FORM 10-Q | 35

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

These increases to NOI were partially offset by the following:
–Retail NOI decreased $1.1 million primarily due to the collection of previously reserved accounts receivable in Ward Village in 2024.

For the six months ended June 30, 2025:

Operating Assets NOI increased $7.2 million compared to the prior-year period primarily due to the following:
–Multifamily NOI increased $4.7 million primarily due to continued lease-up at Tanager Echo in Summerlin, Marlow in Merriweather District, and Wingspan in Bridgeland.
–Office NOI increased $4.2 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands, Merriweather District, and Summerlin, most notably at 9950 Woodloch Forest, 6100 Merriweather, and 1700 Pavilion, partially offset by decreases related to lower occupancy at certain properties in Merriweather District and The Woodlands, most notably at Merriweather Row and 3831 Technology Forest.

These increases to NOI were partially offset by the following:
–Retail NOI decreased $1.4 million primarily due to the collection of previously reserved accounts receivable in
Ward Village in 2024.

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

MPC Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2025	2024	$ Change	2025	2024	$ Change
Master Planned Communities land sales (a)	$125,041	$154,790	$(29,749)	$196,683	$187,205	$9,478
Other land, rental, and property revenues	4,522	4,486	36	8,047	8,380	(333)
Builder price participation (b)	14,138	12,905	1,233	23,425	25,471	(2,046)
Total revenues	143,701	172,181	(28,480)	228,155	221,056	7,099

Master Planned Communities cost of sales	(45,178)	(57,768)	12,590	(70,392)	(70,672)	280
Operating costs	(12,516)	(13,115)	599	(25,507)	(25,260)	(247)
Total operating expenses	(57,694)	(70,883)	13,189	(95,899)	(95,932)	33
Segment operating income (loss)	86,007	101,298	(15,291)	132,256	125,124	7,132
Depreciation and amortization	(88)	(108)	20	(199)	(218)	19
Interest income (expense), net	18,107	16,168	1,939	34,893	31,414	3,479
Other income (loss), net	35	—	35	35	—	35
Equity in earnings (losses) from unconsolidated ventures	(1,649)	5,883	(7,532)	(5,059)	(8,828)	3,769
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	3,750	—	3,750
Segment EBT	$102,412	$123,241	$(20,829)	$165,676	$147,492	$18,184
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

HHC 2025 FORM 10-Q | 36

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table presents MPC segment EBT by MPC:

MPC Segment EBT by MPC	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2025	2024	$ Change	2025	2024	$ Change
Bridgeland	$21,371	$25,479	$(4,108)	$38,163	$42,726	$(4,563)
Summerlin	83,235	94,267	(11,032)	125,324	101,576	23,748
Teravalis (a)	(1,820)	192	(2,012)	(734)	1,135	(1,869)
The Woodlands	(2,309)	(2,579)	270	(1,087)	(4,929)	3,842
The Woodlands Hills	1,935	5,882	(3,947)	4,010	6,984	(2,974)
Segment EBT	$102,412	$123,241	$(20,829)	$165,676	$147,492	$18,184

Floreo (b)	$(3,122)	$1,110	$(4,232)	$(178)	$3,535	$(3,713)
(a)As of June 30, 2025, the Company owned an 88.0% interest in and consolidates Teravalis. For additional detail, refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.
(b)These amounts represent 100% of Floreo EBT. As of June 30, 2025, the Company owned a 50% interest in Floreo. Refer to Note 3 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for a description of the joint venture and further discussion.

For the three months ended June 30, 2025:

MPC segment EBT decreased $20.8 million compared to the prior-year period primarily due to the following:

Summerlin EBT decreased $11.0 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $8.6 million primarily due to the following activity:
–decrease in superpad acres sold partially offset by an increase in price per acre, with 64.6 acres sold at an average price of $1.6 million per acre in the second quarter of 2025, compared to 87.3 acres sold at an average price of $1.5 million per acre in the prior-year period
–decrease of $7.1 million in SID bond assumptions, primarily driven by timing differences between the superpad sale closings and the subsequent assumption of SID bonds by buyers
–increase in custom lots sold, with 1.9 acres sold at an average price of $7.7 million per acre in the second quarter of 2025, compared to no acres sold in the prior-year period
–Equity earnings at The Summit decreased $5.4 million. Land and clubhouse unit sales decreased in the second quarter of 2025, compared to the prior-year period due to low remaining inventory.
–Builder price participation increased $2.4 million as more homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period.

Bridgeland EBT decreased $4.1 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $4.9 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 40.3 acres sold at an average price of $648,000 per acre in the second quarter of 2025, compared to 59.4 acres sold at an average price of $588,000 per acre in the prior-year period

The Woodlands Hills EBT decreased $3.9 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $3.6 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 3.7 acres sold at an average price of $512,000 per acre in the second quarter of 2025, compared to 17.0 acres sold at an average price of $452,000 per acre in the prior-year period

Teravalis EBT decreased $2.0 million compared to the prior-year period.
–Equity earnings at Floreo decreased $2.1 million primarily related to no land sales in the second quarter of 2025. Our Floreo joint venture sold a total of 12.5 residential acres at an average price of $903,000 per acre in the prior-year period.

HHC 2025 FORM 10-Q | 37

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2025:

MPC segment EBT increased $18.2 million compared to the prior-year period primarily due to the following:

Summerlin EBT increased $23.7 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $16.8 million primarily due to the following activity:
–increase in superpad acres sold, with 94.0 acres sold at an average price of $1.6 million per acre in the six months ended June 30, 2025, compared to 87.3 acres sold at an average price of $1.5 million per acre in the prior-year period
–increase in custom lots sold, with 1.9 acres sold at an average price of $7.7 million per acre in the six months ended June 30, 2025, compared to no acres sold in the prior-year period
–decrease due to $4.8 million less revenue recognized out of deferred revenue net of associated deferred costs in the six months ended June 30, 2025, compared to the prior-year period
–decrease of $4.8 million in SID bond assumptions, primarily driven by timing differences between the superpad sale closings and the subsequent assumption of SID bonds by buyers
–Equity earnings at The Summit increased $5.6 million. This was primarily due to higher losses in the prior-year period related to changes to the development model.
–Increase of $1.8 million primarily due to higher capitalized interest inclusive of derivatives. For additional detail, refer to Note 9 - Derivative Instruments and Hedging Activities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

The Woodlands EBT increased $3.8 million compared to the prior-year period.
–Gain on sale or disposal of real estate and other assets, net increased $3.7 million due to an eminent domain settlement related to the condemnation of a 9.9-acre parcel of non-saleable land.

Bridgeland EBT decreased $4.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $4.5 million primarily due to the following activity:
–decrease due to $2.9 million less revenue recognized out of deferred revenue net of associated deferred costs in the six months ended June 30, 2025, compared to the prior-year period
–decrease in commercial acres sold, with no acres sold in the six months ended June 30, 2025, compared to 3.5 acres sold at an average price of $801,000 per acre in the prior-year period
–decrease in residential acres sold partially offset by an increase in price per acre, with 77.3 acres sold at an average price of $627,000 per acre in the six months ended June 30, 2025, compared to 90.1 acres sold at an average price of $592,000 per acre in the prior-year period

The Woodlands Hills EBT decreased $3.0 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $2.6 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 7.5 acres sold at an average price of $491,000 per acre in the six months ended June 30, 2025, compared to 17.4 acres sold at an average price of $454,000 per acre in the prior-year period

Teravalis EBT decreased $1.9 million compared to the prior-year period.
–Equity earnings at Floreo decreased $1.9 million primarily related to lower land sales in the six months ended June 30, 2025 compared to the prior-year period. Our Floreo joint venture sold a total of 10.6 residential acres at an average price of $793,000 per acre in the six months ended June 30, 2025, compared to 64.1 residential acres sold at an average price of $787,000 per acre in the prior-year period.

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

Below is a reconciliation of segment EBT to MPC Net Contribution:

MPC Net Contribution	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2025	2024	$ Change	2025	2024	$ Change
MPC segment EBT	$102,412	$123,241	$(20,829)	$165,676	$147,492	$18,184
Plus:
Master Planned Communities cost of sales	45,178	57,768	(12,590)	70,392	70,672	(280)
Depreciation and amortization	88	108	(20)	199	218	(19)
MUD and SID bonds collections, net (a)	10,361	(5,829)	16,190	17,859	(5,581)	23,440
Proceeds from sale of MUD receivables	180,043	—	180,043	180,043	—	180,043
Distributions from unconsolidated ventures	—	281	(281)	—	281	(281)
Less:
MPC development expenditures	(101,287)	(97,764)	(3,523)	(184,047)	(174,862)	(9,185)
Equity in (earnings) losses from unconsolidated ventures	1,649	(5,883)	7,532	5,059	8,828	(3,769)
MPC Net Contribution	$238,444	$71,922	$166,522	$255,181	$47,048	$208,133
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $166.5 million in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to the proceeds from the sale of MUD receivables and higher MUD and SID bonds collections, partially offset by lower MPC land sales. MPC Net Contribution increased $208.1 million in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to proceeds from the sale of MUD receivables, higher MUD and SID bonds collections, and higher MPC land sales, partially offset by higher MPC development expenditures.

MPC Land Inventory The following table summarizes MPC land inventory activity for the six months ended June 30, 2025:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2024	$509,231	$1,153,737	$545,381	$189,493	$113,820	$2,511,662
Development expenditures (a)	81,652	90,045	601	1,723	10,026	184,047
MPC Cost of sales	(17,462)	(51,572)	—	(5)	(1,353)	(70,392)
MUD reimbursable costs (b)	(80,493)	—	—	(677)	(8,409)	(89,579)
Transfer to Strategic Developments and Operating Assets Segments	(1,459)	—	—	—	—	(1,459)
Other	7,141	20,666	(37)	(348)	2,479	29,901
Balance June 30, 2025	$498,610	$1,212,876	$545,945	$190,186	$116,563	$2,564,180
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHC 2025 FORM 10-Q | 39

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2025	2024	$ Change	2025	2024	$ Change
Condominium rights and unit sales	$193	$—	$193	$535	$23	$512
Rental revenue	(26)	107	(133)	33	276	(243)
Other land, rental, and property revenues	547	402	145	1,000	803	197
Total revenues	714	509	205	1,568	1,102	466

Condominium rights and unit cost of sales	(811)	—	(811)	(1,053)	(3,861)	2,808
Operating costs	(3,760)	(3,562)	(198)	(7,336)	(7,711)	375
Rental property real estate taxes	(615)	(644)	29	(1,163)	(1,288)	125
Total operating expenses	(5,186)	(4,206)	(980)	(9,552)	(12,860)	3,308
Segment operating income (loss)	(4,472)	(3,697)	(775)	(7,984)	(11,758)	3,774
Depreciation and amortization	(1,076)	(3,878)	2,802	(2,234)	(5,297)	3,063
Interest income (expense), net	4,633	4,594	39	9,279	8,618	661
Other income (loss), net	132	(17)	149	(1,130)	(14)	(1,116)
Equity in earnings (losses) from unconsolidated ventures	87	36	51	174	75	99
Gain (loss) on sale or disposal of real estate and other assets, net	1,657	—	1,657	1,657	—	1,657
Segment EBT	$961	$(2,962)	$3,923	$(238)	$(8,376)	$8,138

For the three months ended June 30, 2025:

Strategic Developments segment EBT increased $3.9 million compared to the prior-year period primarily due to the following:
–Depreciation decreased $2.8 million compared to the prior-year period primarily due to accelerated depreciation recognized in the second quarter of 2024 for the Kalae model unit, which was decommissioned to allow for the construction of future tower model units.
–Gain on sale of real estate increased $1.7 million due to the sale of a land parcel in the Merriweather District in the current period.

For the six months ended June 30, 2025:

Strategic Developments segment EBT increased $8.1 million compared to the prior-year period primarily due to the following:
–Condominium cost of sales decreased primarily due to $3.0 million of charges in the first quarter of 2024, to fund the final remediation expenditures at Waiea, that did not occur in the current period.
–Depreciation decreased $3.1 million compared to the prior-year period primarily due to accelerated depreciation recognized in the second quarter of 2024 for the Kalae model unit, which was decommissioned to allow for the construction of future tower model units.
–Gain on sale of real estate increased $1.7 million due to the sale of a land parcel in the Merriweather District in the current period.

HHC 2025 FORM 10-Q | 40

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

These increases to EBT were partially offset by the following:
–Other income (loss), net decreased $1.1 million, primarily due to the loss on deconsolidation of the Victoria Place homeowners’ association, as ownership and control was passed to the residents in the first quarter of 2025, following the completion of the condominium tower at the end of 2024.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums

Ward Village As of June 30, 2025, our seven completed condominiums in Ward Village, Ae`o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, Kō‘ula, and Victoria Place are completely sold.

Condominiums Under Construction

Ward Village As of June 30, 2025, 97.5% of the units at our three towers under construction, The Park Ward Village, Ulana Ward Village, and Kalae are under contract.

We broke ground on The Park Ward Village in October 2022 and expect to complete construction in 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of June 30, 2025, we have entered into contracts for 529 units, representing 97.1% of total units.

We broke ground on Ulana Ward Village in January 2023 and expect to complete construction in Q4 2025. Ulana Ward Village, which is 99.9% pre-sold, will consist of 696 studio, one-, two-, and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements.

We broke ground on Kalae in June 2024 and expect to complete construction in 2027. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of June 30, 2025, we have entered into contracts for 307 units, representing 93.3% of total units.

The Woodlands We broke ground on The Ritz-Carlton Residences in October 2024 and expect to complete construction in 2027. The Ritz-Carlton Residences, The Woodlands will consist of 111 one-, two-, three-, and four-bedroom residences. The development sits on the last available large-scale residential site on Lake Woodlands, spanning roughly eight acres across approximately 1,200 feet of premier lakefront shoreline. As of June 30, 2025, we have entered into contracts for 78 units, representing 70.3% of total units.

Predevelopment Condominiums

Ward Village We launched public pre-sales for The Launiu in February 2024. The Launiu will consist of 485 studio, one-, two-, and three-bedroom residences. As of June 30, 2025, we have entered into contracts for 324 units, representing 66.8% of total units. Construction is expected to commence on The Launiu later in 2025.

During June 2025, we launched pre-sales for Melia and ‘Ilima, our two new Ward Village condominiums located directly across from Ala Moana Beach. Melia will include 220 residences and ‘Ilima will include 148 residences. Pre-sales activity for these towers has been strong, however as of June 30, 2025, all pre-sold units were still within the contractual 30-day rescission period.

HHC 2025 FORM 10-Q | 41

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following provides further detail for all condominium projects as of June 30, 2025:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea (a)	Honolulu, HI	177	—	177	100.0%	Q4 2016
Anaha (a)	Honolulu, HI	317	—	317	100.0%	Q4 2017
Ae`o (a)	Honolulu, HI	465	—	465	100.0%	Q4 2018
Ke Kilohana (a)	Honolulu, HI	423	—	423	100.0%	Q2 2019
‘A‘ali‘i (a)	Honolulu, HI	750	—	750	100.0%	Q4 2021
Kō'ula (b)	Honolulu, HI	565	—	565	100.0%	Q3 2022
Victoria Place	Honolulu, HI	349	—	349	100.0%	Q4 2024
Under construction
The Park Ward Village (c)	Honolulu, HI	—	529	545	97.1%	2026
Ulana Ward Village (d)	Honolulu, HI	—	695	696	99.9%	Q4 2025
Kalae (e)	Honolulu, HI	—	307	329	93.3%	2027
The Ritz-Carlton Residences (f)	The Woodlands, TX	—	78	111	70.3%	2027
Predevelopment
The Launiu (g)	Honolulu, HI	—	324	485	66.8%	2028
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

HHC 2025 FORM 10-Q | 42

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2025	2024	$ Change	2025	2024	$ Change
General and administrative expenses	$(29,366)	$(21,418)	$(7,948)	$(50,580)	$(42,402)	$(8,178)
Gain (loss) on sale of MUD receivables	(48,197)	—	(48,197)	(48,197)	—	(48,197)
Corporate interest expense, net	(27,686)	(20,209)	(7,477)	(49,876)	(37,791)	(12,085)
Corporate depreciation and amortization	(856)	(774)	(82)	(1,603)	(1,579)	(24)
Income tax (expense) benefit	3,965	(13,755)	17,720	258	(7,420)	7,678
Other	(4,237)	(3,885)	(352)	(8,925)	(7,207)	(1,718)
Total Corporate income, expenses, and other items	$(106,377)	$(60,041)	$(46,336)	$(158,923)	$(96,399)	$(62,524)

For the three months ended June 30, 2025:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables of $48.2 million was recognized in the second quarter of 2025. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
–General and administrative expenses increased $7.9 million primarily attributable to $13.1 million of additional expenses incurred in the current period related to a strategic reduction in force, partially offset by various cost reduction initiatives.
–Corporate interest expense, net increased $7.5 million primarily due to interest expense recognized in the current period from the accretion of the liability related to the sale of future MUD receivables.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Income tax expense decreased $17.7 million primarily due to a decrease in Income before income taxes. Refer to Note 11 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

For the six months ended June 30, 2025:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables of $48.2 million was recognized in the second quarter of 2025.
–Corporate interest expense, net increased $12.1 million primarily due to interest expense recognized in the current period from the accretion of the liability related to the sale of future MUD receivables.
–General and administrative expenses increased $8.2 million primarily attributable to $13.1 million of additional expenses incurred in the current period related to a strategic reduction in force, partially offset by various cost reduction initiatives.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Income tax expense decreased $7.7 million primarily due to a decrease in Income before income taxes.

HHC 2025 FORM 10-Q | 43

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2025 FORM 10-Q | 44

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

On May 6, 2025, HHH announced a transaction with Pershing Square following which HHH expects to become a diversified holding company by acquiring controlling stakes in high-quality, durable growth public and private operating companies while continuing to invest in and grow the core real estate development and Master Planned Communities business conducted by the Company. In embarking on this changed strategy, HHH is subject to risks such as being unable to identify and consummate transactions as part of the new strategy, as well as risks inherent in acquiring or making investments in operating companies, especially companies in industries unrelated to the existing real estate business that the Company conducts. HHH may allocate resources, including financial resources and the time and attention of HHH’s board of directors, management and employees, to its new strategic direction, and/or may be unable to realize the anticipated benefits of the transactions with Pershing Square and its new strategy. This could adversely impact our ability to optimally conduct our business and have an adverse effect on our business, financial condition, and results of operations.

HHC 2025 FORM 10-Q | 45

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 46

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
August 7, 2025
HHC 2025 FORM 10-Q | 47