Form 10-Q
period 2025-09-30
Howard Hughes Corp
filed 2025-11-10
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025
or
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
☐ Yes    ☒ No

The number of shares of common stock outstanding as of November 3, 2025, was 10. These shares are 100% owned by Howard Hughes Holdings Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands	September 30, 2025	December 31, 2024
ASSETS
Master Planned Communities assets	$2,570,383	$2,511,662
Buildings and equipment	3,902,350	3,841,872
Less: accumulated depreciation	(1,052,355)	(949,533)
Land	304,147	302,446
Developments	1,858,555	1,341,029
Net investment in real estate	7,583,080	7,047,476
Investments in unconsolidated ventures	165,117	169,566
Cash and cash equivalents	568,006	595,696
Restricted cash	516,870	402,420
Accounts receivable, net	125,018	105,185
Municipal Utility District (MUD) receivables, net	429,377	463,799
Deferred expenses, net	161,921	139,350
Operating lease right-of-use assets	5,382	5,806
Other assets, net	246,581	279,495
Total assets	$9,801,352	$9,208,793

LIABILITIES
Mortgages, notes, and loans payable, net	$5,287,369	$5,127,469
Operating lease obligations	5,253	5,456
Deferred tax liabilities, net	171,401	143,107
Accounts payable and other liabilities	1,392,656	1,092,460
Total liabilities	6,856,679	6,368,492

Commitments and Contingencies (see Note 10)

EQUITY
Common stock: 10 shares authorized, issued, and outstanding as of September 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	2,944,108	2,955,247
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	(65,028)	(182,462)
Accumulated other comprehensive income (loss)	(1,416)	1,968
Total equity attributable to Howard Hughes Holdings Inc.	2,877,664	2,774,753
Noncontrolling interests	67,009	65,548
Total equity	2,944,673	2,840,301
Total liabilities and equity	$9,801,352	$9,208,793

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
REVENUES
Condominium rights and unit sales	$142	$3	$677	$26
Master Planned Communities land sales	248,467	198,239	445,150	385,444
Rental revenue	111,377	108,613	330,882	315,461
Other land, rental, and property revenues	14,237	10,700	34,297	31,105
Builder price participation	16,012	9,592	39,437	35,063
Total revenues	390,235	327,147	850,443	767,099

EXPENSES
Condominium rights and unit cost of sales	59	11,833	1,112	15,694
Master Planned Communities cost of sales	78,280	72,582	148,672	143,254
Operating costs	45,940	50,841	147,247	149,412
Rental property real estate taxes	15,630	14,484	46,294	43,799
Provision for (recovery of) doubtful accounts	(345)	190	41	327
General and administrative	19,974	23,826	70,554	66,228
Depreciation and amortization	46,381	44,088	135,845	134,833
Other	3,332	3,582	12,402	11,268
Total expenses	209,251	221,426	562,167	564,815

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	14,449	3,165	29,834	7,959
Other income (loss), net	2,445	90,489	1,963	91,870
Total other	16,894	93,654	31,797	99,829

Operating income (loss)	197,878	199,375	320,073	302,113

Interest income	5,697	5,341	16,390	19,270
Interest expense	(43,856)	(43,802)	(128,644)	(122,597)
Gain (loss) on extinguishment of debt	(173)	—	(480)	(198)
Gain (loss) on sale of MUD receivables	—	(51,525)	(48,197)	(51,525)
Equity in earnings (losses) from unconsolidated ventures	(2,529)	(1,630)	(3,096)	(4,230)
Income (loss) from continuing operations before income taxes	157,017	107,759	156,046	142,833
Income tax expense (benefit)	38,603	10,418	38,345	17,838
Net income (loss) from continuing operations	118,414	97,341	117,701	124,995
Net income (loss) from discontinued operations, net of taxes	—	(24,031)	—	(81,807)
Net income (loss)	118,414	73,310	117,701	43,188
Net (income) loss attributable to noncontrolling interests	106	273	(267)	297
Net income (loss) attributable to Howard Hughes Holdings Inc.	$118,520	$73,583	$117,434	$43,485

See Notes to Condensed Consolidated Financial Statements.
HHC 2025 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Net income (loss)	$118,414	$73,310	$117,701	$43,188
Other comprehensive income (loss):
Interest rate caps and swaps (a)	(692)	(5,310)	(3,384)	(2,647)
Other comprehensive income (loss)	(692)	(5,310)	(3,384)	(2,647)
Comprehensive income (loss)	117,722	68,000	114,317	40,541
Comprehensive (income) loss attributable to noncontrolling interests	106	273	(267)	297
Comprehensive income (loss) attributable to Howard Hughes Holdings Inc.	$117,828	$68,273	$114,050	$40,838
(a)Amounts are shown net of tax benefit of $0.2 million for the three months ended September 30, 2025, $1.1 million for the nine months ended September 30, 2025, $1.6 million for the three months ended September 30, 2024, and $0.8 million for the nine months ended September 30, 2024.

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
thousands except shares	Shares	Amount
Balance at June 30, 2025	10	$—	$2,941,923	$(183,548)	$(724)	$2,757,651	$66,966	$2,824,617
Net income (loss)	—	—	—	118,520	—	118,520	(106)	118,414
Interest rate swaps, net of tax expense (benefit) of $(218)	—	—	—	—	(692)	(692)	—	(692)
Teravalis noncontrolling interest	—	—	—	—	—	—	149	149
Capital transactions with HHH	—	—	2,185	—	—	2,185	—	2,185
Balance at September 30, 2025	10	$—	$2,944,108	$(65,028)	$(1,416)	$2,877,664	$67,009	$2,944,673

Balance at June 30, 2024	10	$—	$3,379,063	$(413,111)	$3,935	$2,969,887	$66,146	$3,036,033
Net income (loss)	—	—	—	73,583	—	73,583	(273)	73,310
Interest rate swaps, net of tax expense (benefit) of $(1,569)	—	—	—	—	(5,310)	(5,310)	—	(5,310)
Teravalis noncontrolling interest	—	—	—	—	—	—	54	54
Distribution of Seaport Entertainment Group Inc. to stockholders	—	—	(409,126)	—	—	(409,126)	—	(409,126)
Capital transactions with HHH	—	—	(15,555)	—	—	(15,555)	—	(15,555)
Balance at September 30, 2024	10	$—	$2,954,382	$(339,528)	$(1,375)	$2,613,479	$65,927	$2,679,406

Balance at December 31, 2024	10	$—	$2,955,247	$(182,462)	$1,968	$2,774,753	$65,548	$2,840,301
Net income (loss)	—	—	—	117,434	—	117,434	267	117,701
Interest rate swaps, net of tax expense (benefit) of $(1,084)	—	—	—	—	(3,384)	(3,384)	—	(3,384)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	979	979
Teravalis noncontrolling interest	—	—	—	—	—	—	215	215
Capital transactions with HHH	—	—	(11,139)	—	—	(11,139)	—	(11,139)
Balance at September 30, 2025	10	$—	$2,944,108	$(65,028)	$(1,416)	$2,877,664	$67,009	$2,944,673

Balance at December 31, 2023	10	$—	$3,374,284	$(383,012)	$1,272	$2,992,544	$66,053	$3,058,597
Net income (loss)	—	—	—	43,485	—	43,485	(297)	43,188
Interest rate swaps, net of tax expense (benefit) of $(784)	—	—	—	—	(2,647)	(2,647)	—	(2,647)
Teravalis noncontrolling interest	—	—	—	—	—	—	171	171
Distribution of Seaport Entertainment Group Inc. to stockholders	—	—	(409,126)	—	—	(409,126)	—	(409,126)
Capital transactions with HHH	—	—	(10,776)	(1)	—	(10,777)	—	(10,777)
Balance at September 30, 2024	10	$—	$2,954,382	$(339,528)	$(1,375)	$2,613,479	$65,927	$2,679,406

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$117,701	$43,188
Net income (loss) from discontinued operations, net of taxes	—	(81,807)
Net income (loss) from continuing operations	117,701	124,995
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	121,419	120,404
Amortization	14,572	14,403
Amortization of deferred financing costs	9,330	9,122
Amortization of intangibles other than in-place leases	90	90
Straight-line rent amortization	(5,058)	(4,389)
Deferred income taxes	29,377	29,068
Restricted stock and stock option amortization	14,941	11,124
Net gain on sale of properties	(29,834)	(7,959)
Loss on sale of MUD receivables	48,197	51,525
Proceeds from sale of MUD receivables	180,043	176,680
(Gain) loss on extinguishment of debt	480	198
Equity in (earnings) losses from unconsolidated ventures, net of distributions	8,928	9,403
Provision for (recovery of) doubtful accounts	2,087	(1,017)
Master Planned Communities development expenditures	(325,854)	(284,984)
Master Planned Communities cost of sales	146,087	133,257
Condominium development expenditures	(397,767)	(453,896)
Condominium rights and units cost of sales	1,112	15,694
Net Changes:
Accounts receivable, net	(33,056)	(2,827)
Other assets, net	1,873	(8,736)
Condominium deposits, net	201,543	220,776
Deferred expenses, net	(33,433)	(25,015)
Accounts payable and other liabilities	27,723	(15,341)
Cash provided by (used in) operating activities of continuing operations	100,501	112,575
Cash provided by (used in) operating activities of discontinued operations	—	(51,495)
Cash provided by (used in) operating activities	100,501	61,080

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(1,156)	(927)
Operating property improvements	(33,086)	(27,997)
Property development and redevelopment	(128,465)	(182,548)
Acquisition of assets	(16,356)	(18,456)
Proceeds from sales of properties, net	12,336	17,175
Reimbursements under tax increment financings and grants	6,583	8,258
Disbursement of loan to tenant	(1,250)	—
Proceeds from repayment of loan to tenant	31	—
Distributions from unconsolidated ventures	2,322	1,275
Investments in unconsolidated ventures, net	(3,017)	(3,500)
Net parent investment in discontinued operations	—	(150,722)
Cash provided by (used in) investing activities of continuing operations	(162,058)	(357,442)
Cash provided by (used in) investing activities of discontinued operations	—	110,678
Cash provided by (used in) investing activities	(162,058)	(246,764)
HHC 2025 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	600,590	476,748
Principal payments on mortgages, notes, and loans payable	(442,362)	(323,252)
Debt extinguishment costs	(204)	—
Special Improvement District bond funds released from (held in) escrow	23,900	16,793
Deferred financing costs and bond issuance costs	(6,263)	(1,085)
Taxes paid on stock options exercised and restricted stock vested	—	(943)
Distributions to HHH	(27,559)	(21,901)
Sale of preferred stock in Seaport Entertainment Group Inc. subsidiary	—	9,850
Contributions from Teravalis noncontrolling interest owner	215	171
Cash provided by (used in) financing activities of continuing operations	148,317	156,381
Cash provided by (used in) financing activities of discontinued operations	—	(103,028)
Cash provided by (used in) financing activities	148,317	53,353

Net change in cash, cash equivalents, and restricted cash	86,760	(132,331)
Cash, cash equivalents, and restricted cash at beginning of period	998,116	1,053,057
Cash, cash equivalents, and restricted cash at end of period	1,084,876	920,726
Less: Cash, cash equivalents, and restricted cash of discontinued operations at end of period	—	—
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$1,084,876	$920,726

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$568,006	$400,728
Restricted cash	516,870	519,998
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$1,084,876	$920,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — CONTINUING OPERATIONS
Interest paid, net	$236,950	$251,528
Interest capitalized	109,881	114,694
Income taxes paid (refunded), net	10,233	3,958

NON-CASH TRANSACTIONS — CONTINUING OPERATIONS
Consideration from sale of properties	$41,125	$—
Special Improvement District bond transfers associated with land sales	2,586	9,997
Capitalized stock compensation	2,332	3,093
Accrued property improvements, developments, and redevelopments	6,013	(4,143)
Initial recognition of operating lease right-of-use asset	—	766
Initial recognition of operating lease obligation	—	766

NON-CASH TRANSACTIONS — DISCONTINUED OPERATIONS
Distribution of Seaport Entertainment Group Inc. to stockholders	$—	$361,210

See Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Presentation of Financial Statements and Significant Accounting Policies

General These unaudited Condensed Consolidated Financial Statements have been prepared by The Howard Hughes Corporation (HHC or the Company) in accordance with accounting principles generally accepted in the United States of America (GAAP). References to HHC, the Company, Howard Hughes Communities, we, us, and our refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated. References to Howard Hughes Holdings Inc. (HHH) refer to the Company’s parent holding company, Howard Hughes Holdings Inc., and its consolidated subsidiaries, including the Company, unless otherwise specifically stated.

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, and future fiscal years.

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
Accounts Receivable, net Accounts receivable, net includes straight-line rent receivables, tenant receivables, related-party receivables, and other receivables. On a quarterly basis, management reviews the lease-related receivables, including straight-line rent receivables and tenant receivables, for collectability. This analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease-related receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses if the estimated loss amount is probable and can be reasonably estimated.

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

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	September 30, 2025	December 31, 2024
Straight-line rent receivables	$95,860	$91,050
Tenant receivables	5,061	1,638
Related-party receivables	16,836	6,908
Other receivables	7,261	5,589
Accounts receivable, net (a)	$125,018	$105,185
(a)As of September 30, 2025, the total reserve balance for amounts considered uncollectible was $7.1 million, comprised of $7.0 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2024, the total reserve balance was $8.2 million, comprised of $8.1 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations Location	2025	2024	2025	2024
Rental revenue	$494	$(426)	$1,983	$(1,200)
Provision for (recovery of) doubtful accounts	(345)	190	41	327
Total (income) expense impact	$149	$(236)	$2,024	$(873)

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

MUD Receivables Sales In September 2024, the Company entered into a transaction in which it transferred the reimbursement rights for $186.0 million of existing MUD receivables and $9.3 million of related accrued interest, as well as $40.0 million of anticipated future MUD receivables, for total cash consideration of $176.7 million. Using the relative fair value method, $146.7 million of the cash consideration was allocated to the sale of the existing MUD receivables and $30.0 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $51.5 million in the Condensed Consolidated Statements of Operations in the third quarter of 2024. Due to an adjustment to the allocation between projects, a slight reduction in the loss was recognized in the fourth quarter of 2024, and the final impact of this sale was a loss of $48.7 million.

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

For both transactions, the Company is required to complete future development activities. As such, liabilities associated with the future development spend were recorded at amortized cost in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. The associated discounts, which represent the differences between the total future development spend and the allocated cash proceeds, are being amortized into interest expense over the expected development period using the effective interest method. As of September 30, 2025, the total remaining liability was $68.9 million and the total unamortized discount was $18.1 million. Interest expense related to the discount amortization was $7.2 million for the three months ended September 30, 2025, and $16.4 million for the nine months ended September 30, 2025.

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

Consolidated Variable Interest Entities

Teravalis At September 30, 2025, and December 31, 2024, the Company owned an 88.0% interest in Teravalis, the Company’s newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of September 30, 2025, the Company’s Condensed Consolidated Balance Sheets included $543.1 million of MPC assets and $65.2 million of Noncontrolling interest related to Teravalis. As of December 31, 2024, the Company’s Condensed Consolidated Balance Sheets included $542.1 million of MPC assets and $65.1 million of Noncontrolling interest related to Teravalis.

‘Ilima The Company entered into a joint venture agreement with Discovery Land Company (Discovery) to form Block E Ward Village (‘Ilima) for the purpose of developing, constructing, and operating a residential condominium tower in Ward Village. ‘Ilima was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates ‘Ilima. Pre-sales for ‘Ilima commenced in June 2025. The Company currently funds 100% of the predevelopment activity.

Once pre-sales targets are met and construction financing is obtained, the Company will contribute land and Discovery will contribute to up $5.0 million. All other necessary capital contributions will be funded by the Company. After completion of the condominium tower and closing of condominium sales, cash distributions and the recognition of income-producing activities will be pro rata based on ownership interest. At September 30, 2025, and December 31, 2024, the Company owned approximately 100% of this venture.

HHC 2025 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company’s Condensed Consolidated Balance Sheets included the following amounts related to ‘Ilima.

thousands	September 30, 2025	December 31, 2024
Buildings and equipment	$6,670	$698
Less: accumulated depreciation	(718)	(19)
Developments	14,758	7,747
Net investment in real estate	20,710	8,426
Cash and cash equivalents	22,685	271
Restricted cash	72,432	—
Accounts receivable, net	24	—
Deferred expenses, net	11,841	—
Other assets, net	165	—
Total assets	$127,857	$8,697

Accounts payable and other liabilities	$90,706	$159
Total liabilities	$90,706	$159

Noncontrolling Interests As of September 30, 2025, and December 31, 2024, noncontrolling interests were primarily related to the 12.0% noncontrolling interest in Teravalis.

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $515.0 million as of September 30, 2025, and $569.1 million as of December 31, 2024. The MUD receivable balance included accrued interest of $48.8 million as of September 30, 2025, and $44.0 million as of December 31, 2024. There was no material activity in the allowance for credit losses for financing receivables for the three and nine months ended September 30, 2025 and 2024.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

HHC 2025 FORM 10-Q | 11

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

The following table presents key components of Net income (loss) from discontinued operations, net of taxes:

thousands	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total revenues	$12,251	$60,846
Total operating expenses	18,019	88,381
General and administrative (a)	15,801	32,870
Depreciation and amortization	2,586	16,717
Other income (loss), net	32	(67)
Interest income (expense), net	(1,658)	(7,414)
Gain (loss) on extinguishment of debt	(1,563)	(1,563)
Equity in earnings (losses) from unconsolidated ventures	(2,129)	(18,960)
Net income (loss) from discontinued operations before income taxes	(29,473)	(105,126)
Income tax expense (benefit)	(5,442)	(23,319)
Net income (loss) from discontinued operations, net of taxes	$(24,031)	$(81,807)
(a)General and administrative expenses relate to costs incurred during the year to complete the spinoff of Seaport Entertainment.

Continuing Involvement with SEG In connection with the Spinoff, HHH entered into several agreements with Seaport Entertainment that governed the execution of the transaction and the relationship of the parties following the Spinoff including a Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Guaranty Agreement, and various other agreements. All agreements expired on August 1, 2025, and as such, the Company has no continuing obligations to or from SEG under these agreements.

Seaport Entertainment Guaranty Following the execution of the Spinoff, the Company continues to provide a full backstop guaranty for SEG’s outstanding mortgage related to its 250 Water Street property (Water Street Property). See Note 10 - Commitments and Contingencies for additional information.

3. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of September 30, 2025, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of September 30, 2025, these ventures had debt totaling $416.4 million, with the Company’s proportionate share of this debt totaling $206.8 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

HHC 2025 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2025	2024	2025	2024	2025	2024	2025	2024
Equity Method Investments
Operating Assets:
Operating equity investments (b)	Various	Various	$10,135	$7,036	$135	$(2,110)	$(1,152)	$802
Master Planned Communities:
The Summit (c)	50%	50%	30,355	37,409	(2,085)	(547)	(7,055)	(11,142)
Floreo (d)	50%	50%	60,063	60,788	(636)	908	(725)	2,675
Strategic Developments:
West End Alexandria (c)	58%	58%	60,744	60,513	57	114	231	178
Other	50%	50%	41	41	—	5	—	15
			161,338	165,787	(2,529)	(1,630)	(8,701)	(7,472)
Other investments (e)			3,779	3,779	—	—	5,605	3,242
Investments in unconsolidated ventures			$165,117	$169,566	$(2,529)	$(1,630)	$(3,096)	$(4,230)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)Two of the operating equity investments were in a combined deficit position of $21.8 million at September 30, 2025, and $18.0 million at December 31, 2024, and presented in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
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

The Summit In 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery to develop a custom home community in Summerlin.

Phase I The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre, and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.8 million has been contributed as of September 30, 2025. The Company has received its preferred return distributions and recognizes its share of income or loss for Phase I based on its final profit-sharing interest.

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

HHC 2025 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
In October 2022, Floreo closed on a $165.0 million bond financing. In February 2025, the borrowing capacity on the bond was increased to $365.0 million. Outstanding borrowings as of September 30, 2025, were $225.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received an initial guaranty fee of $5.0 million and will receive an additional guaranty fee of $6.0 million associated with the increased borrowing capacity. The financing and related guaranty provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of September 30, 2025, the Company’s maximum exposure to loss on this investment is limited to the $60.1 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

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

Strategic Developments The Grogan’s Mill Library and Community Center was developed in connection with a land swap agreement entered into with Montgomery County, Texas. In July 2025, upon completion of construction, the Company transferred the Grogan's Mill Library and Community Center to Montgomery County in exchange for a land parcel on the Waterway in The Woodlands (Town Green), resulting in a gain of $10.1 million. Town Green was measured at fair value and is held in the strategic segment for future development. See Note 8 - Fair Value for additional information.

Operating Assets In September 2025, the Company completed the sale of two land parcels, which included a 6,890 square foot retail space, in Ward Village for total proceeds of $6.0 million, resulting in a gain of $4.4 million.

In January 2025, the Company completed the sale of two land parcels, which included a 13,870 square foot retail space, in Ward Village for total consideration of $12.2 million, resulting in a gain of $10.0 million.

During 2024, the Company completed the sale of four non-core ground leases in The Woodlands, for total proceeds of $9.6 million, resulting in a gain of $6.7 million.

HHC 2025 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

5. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded in continuing operations during the three and nine months ended September 30, 2025 and 2024.

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 3 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded in continuing operations during the three and nine months ended September 30, 2025 and 2024.

6. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	September 30, 2025	December 31, 2024
Special Improvement District receivable, net	$76,358	$97,432
Security, escrow, and other deposits	60,150	66,348
In-place leases, net	29,679	32,995
Other	26,485	26,377
Prepaid expenses	24,418	22,791
Tenant incentives and other receivables, net	13,970	12,567
Intangibles, net	3,238	3,359
Notes receivable, net	3,234	870
Interest rate derivative assets	3,045	9,082
TIF receivable, net	2,846	4,340
Net investment in lease receivable	2,788	2,809
Condominium inventory	370	525
Other assets, net	$246,581	$279,495

HHC 2025 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	September 30, 2025	December 31, 2024
Condominium deposit liabilities	$661,231	$459,683
Construction payables	295,714	252,619
Deferred income	184,391	125,784
MUD sale liability	68,898	19,468
Tenant and other deposits	41,972	47,112
Accrued real estate taxes	41,077	29,284
Accounts payable and accrued expenses	26,346	48,324
Other	25,798	28,188
Accrued interest	25,195	51,828
Accrued payroll and other employee liabilities	21,487	30,170
Interest rate derivative liabilities	547	—
Accounts payable and other liabilities	$1,392,656	$1,092,460

7. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net Mortgages, notes, and loans payable, net are summarized as follows:

thousands	September 30, 2025	December 31, 2024
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,719,396	1,635,750
Special Improvement District bonds	79,288	83,779
Variable-rate debt (a)
Secured Bridgeland Notes	85,000	283,000
Secured mortgages payable	1,390,396	1,115,908
Unamortized deferred financing costs (b)	(36,711)	(40,968)
Mortgages, notes, and loans payable, net	$5,287,369	$5,127,469
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

As of September 30, 2025, land, buildings and equipment, developments, and other collateral with a net book value of $5.0 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

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

HHC 2025 FORM 10-Q | 16

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

The following table summarizes the Company’s Secured mortgages payable:

	September 30, 2025				December 31, 2024
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,719,396	3.13% - 8.67%	4.89%	5.3	$1,635,750	3.13% - 8.67%	4.74%	5.8
Variable rate (b)	1,390,396	6.11% - 9.25%	7.54%	1.1	1,115,908	6.43% - 9.42%	7.67%	1.7
Secured mortgages payable	$3,109,792	3.13% - 9.25%	6.07%	3.4	$2,751,658	3.13% - 9.42%	5.93%	4.1
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of September 30, 2025, and December 31, 2024, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 7.26% as of September 30, 2025, and 7.02% as of December 31, 2024. See Note 9 - Derivative Instruments and Hedging Activities for additional information.

During 2025, the Company’s mortgage activity included draws on existing mortgages of $484.5 million, refinancings of $114.2 million, and repayments of $98.7 million. As of September 30, 2025, the Company’s secured mortgage loans had $772.4 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2054 as of September 30, 2025, and December 31, 2024. During the nine months ended September 30, 2025, obligations of $2.6 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes The Company’s $600.0 million secured notes mature in 2029 and are secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 6.59%. In the second quarter of 2025, $198.0 million was repaid primarily using the proceeds from the sale of MUD receivables, bringing outstanding borrowings to $85.0 million as of September 30, 2025.

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

As of September 30, 2025, the Company was not in compliance with certain property-level debt covenants. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHC 2025 FORM 10-Q | 17

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

	September 30, 2025				December 31, 2024
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$3,045	$—	$3,045	$—	$9,082	$—	$9,082	$—
Interest rate derivative liabilities	547	—	547	—	—	—	—	—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2025		December 31, 2024
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash, cash equivalents, and restricted cash (a)	Level 1	$1,973,804	$1,973,804	$998,503	$998,503
Accounts receivable, net (b)	Level 3	125,018	125,018	105,185	105,185
Notes receivable, net (c)	Level 3	3,234	3,234	870	870

Liabilities:
Fixed-rate debt (d)	Level 2	3,848,684	3,694,920	3,769,529	3,495,298
Variable-rate debt (d)	Level 2	1,475,396	1,475,396	1,398,908	1,398,908
(a)Cash, cash equivalents, and restricted cash include demand deposits, money market mutual funds, and U.S. Treasury bills with original maturities of 90 days or less.
(b)Accounts receivable, net is shown net of an allowance of $7.1 million at September 30, 2025, and $8.2 million at December 31, 2024. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(c)Notes receivable, net is shown net of an immaterial allowance at September 30, 2025, and December 31, 2024.
(d)Excludes related unamortized financing costs.

The carrying amounts of Cash, cash equivalents, and restricted cash; Accounts receivable, net; and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

HHC 2025 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The fair value of the Company’s Senior unsecured notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of September 30, 2025. Refer to Note 7 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The below table includes a non-financial asset received as consideration in a land swap transaction and measured at fair value on a non-recurring basis:

			Fair Value Measurements Using
thousands	Segment	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Town Green (a)	Strategic Developments	$28,900	$—	$—	$28,900
(a)The fair value was determined based on an independent property appraisal using market‑participant assumptions as of June 2025. Refer to Note 5 - Acquisitions and Dispositions for additional information.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of September 30, 2025, or December 31, 2024.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The Company recorded an immaterial reduction in interest expense in 2024 and 2025 related to the amortization of terminated swaps.

HHC 2025 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Amounts reported in AOCI related to derivatives are reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $1.9 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	September 30, 2025	December 31, 2024
Derivative instruments not designated as hedging instruments: (b)
Interest rate collar	$219,080	2.00% - 4.50%	6/1/2023	6/1/2025	$—	$35
Interest rate collar	234,364	2.00% - 4.50%	6/1/2023	6/1/2025	—	34
Interest rate cap (c)	75,000	2.50%	10/12/2021	9/29/2025	—	919
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	—	729
Interest rate cap	250,000	4.50%	6/17/2025	7/1/2026	5	—
Interest rate cap	66,706	6.00%	6/20/2024	7/15/2026	—	30
Interest rate cap	8,320	6.00%	6/20/2024	7/15/2026	—	4
Interest rate cap	100,614	5.25%	12/2/2024	12/15/2026	4	297

Derivative instruments designated as hedging instruments:
Interest rate cap	127,000	3.50%	11/7/2024	11/7/2025	71	725
Interest rate cap	72,581	5.00%	12/22/2022	12/21/2025	—	15
Interest rate swap	79,690	3.97%	5/1/2025	4/15/2026	(23)	—
Interest rate swap	32,400	3.98%	7/10/2025	8/1/2026	(92)	—
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	(432)	1,062
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	1,034	1,979
Interest rate swap	34,023	4.89%	11/1/2019	1/1/2032	1,931	3,253

Total fair value derivative assets					$3,045	$9,082
Total fair value derivative liabilities					(547)	—
Total fair value derivative asset (liability), net					$2,498	$9,082
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest related to these contracts was $0.1 million expense for the three months ended September 30, 2025, $0.4 million income for the nine months ended September 30, 2025, $2.1 million expense for the three months ended September 30, 2024, and $1.0 million income for the nine months ended September 30, 2024.
(c)The Company voluntarily terminated this interest rate cap in the second quarter of 2025.

The tables below present the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Interest rate derivatives	$146	$(4,116)	$(1,065)	$950

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Interest expense	$838	$1,194	$2,319	$3,597

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The fair value of derivatives in a net liability position related to these agreements was $0.4 million as of September 30, 2025.
HHC 2025 FORM 10-Q | 20

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

Columbia The Company is currently developing certain property it owns in the Merriweather District (formerly Downtown Columbia), which is subject to certain recorded documents, covenants, and restrictions (the Covenants). Under the Covenants, HHC is the master developer of the Merriweather District. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (the Hotel Lot) subject to the Covenants. IMH has made demands that HHC accede to IMH’s development plans for the Hotel Lot and HHC has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that HHC gave its consent, under the Covenants, to IMH’s proposed changes in use and onsite parking, or that the limitations under the Covenants are obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHC's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleged were caused by HHC breaching the Covenants by prohibiting IMH from proceeding with its proposed development, and (4) declarations finding that HHC breached the shared parking related Covenants relating to HHC’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million, which will accrue post-judgment interest of 10% annually from the date of the final judgment. The Company has appealed the judgment, and the Court of Appeals heard oral arguments in September 2025. The Company will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint.

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

Kō'ula In January 2025, the Association of Unit Owners of Kō'ula filed two complaints against the Company and the general contractor, with one complaint alleging multiple code violations and construction defects (Defect Action) and the other claiming that the Company understated operating costs and disproportionately allocated common expenses to the detriment of unit owners (Budget Action). The Company’s insurance carrier has agreed to defend the Defect Action, while coverage for the Budget Action was denied. The Company filed a motion to consolidate both complaints, which was granted in June 2025, with the court’s order regarding the same was entered in September 2025. The Company has not accrued any amount related to this claim as the damage is undetermined and no estimate can be made at this time.

Letters of Credit and Surety Bonds As of September 30, 2025, the Company had outstanding letters of credit totaling $4.1 million and surety bonds totaling $376.6 million. As of December 31, 2024, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $353.8 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 14 - Leases for further discussion.

HHC 2025 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of September 30, 2025, and December 31, 2024, there were no events requiring financial performance under these guarantees.

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

In consideration of HHC Guarantor providing such guaranty, SEG pays the Company an annualized guaranty fee equal to 2.0% of the total outstanding principal, paid monthly. The Company’s maximum exposure under this guaranty is equal to the outstanding principal and interest balance at the end of each period. Given the value of the Water Street Property collateral, the Company does not expect to have to perform under this guaranty.

In August 2025, SEG announced that it had entered into an agreement for the sale of 250 Water Street and expects to close on the sale before the end of 2025. However, the sale of 250 Water Street is subject to certain closing conditions, which are not currently satisfied. Accordingly, there can be no assurances that the sale of 250 Water Street will be completed on the terms or timing disclosed by SEG. If SEG completes the sale, the backstop guaranty will be dissolved.

Floreo Guaranty In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing with a maturity date of October 1, 2027. In February 2025, the borrowing capacity on the bond was increased to $365.0 million and the maturity was extended to December 1, 2029. Outstanding borrowings as of September 30, 2025, were $225.0 million. A wholly owned subsidiary of the Company (HHC Subsidiary) provided a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the LTV ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guaranty requiring the payment of cash collateral in the event HHC Subsidiary fails to make necessary payments when due. In February 2025, in connection with the increase of the borrowing capacity, the potential cash collateral commitment associated with this guaranty increased from $50.0 million to $100.0 million. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation.

The Company received a fee of $5.0 million in exchange for providing the initial guaranty and will receive an additional guaranty fee of $6.0 million associated with the increased borrowing capacity. This deferred income was recorded in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, and will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of September 30, 2025, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Merriweather District (formerly Downtown Columbia) To the extent that increases in taxes do not cover debt service payments on the Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of September 30, 2025, any obligations to pay special taxes are not probable.

HHC 2025 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Ward Village As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guaranty whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guaranty, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae`o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō'ula, Victoria Place, The Park Ward Village, and Kalae will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to fulfill the remaining reserved housing guaranty in the community. Construction on Ulana Ward Village began in early 2023 and was completed in November 2025.

11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2025	2024	2025	2024
Income tax expense (benefit)	$38,603	$10,418	$38,345	$17,838
Income (loss) from continuing operations before income taxes	157,017	107,759	156,046	142,833
Effective tax rate	24.6%	9.7%	24.6%	12.5%

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate. For the three and nine months ended September 30, 2024, the effective tax rate was also impacted by a partial release of valuation allowances on the Company’s deferred tax assets as well as a net increase in expense related to the revaluation of deferred tax assets and liabilities as a result of the spinoff of Seaport Entertainment Group Inc. in the third quarter of 2024.

HHC 2025 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at June 30, 2025	$(724)
Derivative instruments:
Other comprehensive income (loss) before reclassifications	146
(Gain) loss reclassified to net income	(838)
Net current-period other comprehensive income (loss)	(692)
Balance at September 30, 2025	$(1,416)

Balance at June 30, 2024	$3,935
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(4,116)
(Gain) loss reclassified to net income	(1,194)
Net current-period other comprehensive income (loss)	(5,310)
Balance at September 30, 2024	$(1,375)

thousands
Balance at December 31, 2024	$1,968
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(1,065)
(Gain) loss reclassified to net income	(2,319)
Net current-period other comprehensive Income (loss)	(3,384)
Balance at September 30, 2025	$(1,416)

Balance at December 31, 2023	$1,272
Derivative instruments:
Other comprehensive income (loss) before reclassifications	950
(Gain) loss reclassified to net income	(3,597)
Net current-period other comprehensive income (loss)	(2,647)
Balance at September 30, 2024	$(1,375)

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
thousands	2025	2024	2025	2024
(Gains) losses on cash flow hedges	$(1,103)	$(1,548)	$(3,053)	$(4,662)	Interest expense
Income tax expense (benefit)	265	354	734	1,065	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(838)	$(1,194)	$(2,319)	$(3,597)

HHC 2025 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$142	$3	$677	$26
Master Planned Communities land sales	248,467	198,239	445,150	385,444
Builder price participation	16,012	9,592	39,437	35,063
Total	264,621	207,834	485,264	420,533

Recognized at a point in time or over time:
Other land, rental, and property revenues	14,237	10,700	34,297	31,105

Rental and lease-related revenues
Rental revenue	111,377	108,613	330,882	315,461
Total revenues	$390,235	$327,147	$850,443	$767,099

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

thousands
Balance at December 31, 2024	$584,536
Consideration earned during the period	(73,901)
Consideration received during the period	308,900
Balance at September 30, 2025	$819,535

Balance at December 31, 2023	$575,621
Consideration earned during the period	(79,388)
Consideration received during the period	328,893
Balance at September 30, 2024	$825,126

HHC 2025 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of September 30, 2025, was $4.5 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$1,279,933	$434,183	$2,786,837

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of approximately 1 year to approximately 24 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

thousands	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$5,382	$5,806
Operating lease obligations	5,253	5,456

HHC 2025 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Future minimum lease payments as of September 30, 2025, are as follows:

thousands	Operating Leases
Remainder of 2025	$480
2026	956
2027	898
2028	616
2029	622
Thereafter	5,681
Total lease payments	9,253
Less: imputed interest	(4,000)
Present value of lease liabilities	$5,253

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Nine Months Ended September 30,
thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$513	$649

Other Information	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (years)
Operating leases	16.5	16.4
Weighted-average discount rate
Operating leases	7.2%	7.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Total minimum rent payments	$62,312	$59,985	$184,318	$174,390

Total future minimum rents associated with operating leases are as follows as of September 30, 2025:

thousands	Total Minimum Rent
Remainder of 2025	$61,724
2026	248,596
2027	243,524
2028	222,154
2029	201,917
Thereafter	781,994
Total	$1,759,909

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

HHC 2025 FORM 10-Q | 27

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

HHC 2025 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Three Months Ended September 30, 2025
Total revenues	$117,182	$271,575	$1,460
Condominium rights and unit cost of sales	—	—	(59)
Master Planned Communities cost of sales	—	(78,280)	—
Operating costs	(37,052)	(4,892)	(3,944)
Rental property real estate taxes	(15,006)	—	(624)
(Provision for) recovery of doubtful accounts	345	—	—
Segment operating income (loss)	65,469	188,403	(3,167)
Depreciation and amortization	(43,411)	(110)	(1,988)
Interest income (expense), net	(34,006)	19,414	4,311
Other income (loss), net	363	19	2,066
Equity in earnings (losses) from unconsolidated ventures	135	(2,721)	57
Gain (loss) on sale or disposal of real estate and other assets, net	4,385	—	10,064
Gain (loss) on extinguishment of debt	(173)	—	—
Segment EBT	$(7,238)	$205,005	$11,343

Three Months Ended September 30, 2024
Total revenues	$114,019	$212,607	$505
Condominium rights and unit cost of sales	—	—	(11,833)
Master Planned Communities cost of sales	—	(72,582)	—
Operating costs	(34,918)	(11,950)	(3,973)
Rental property real estate taxes	(13,879)	—	(605)
(Provision for) recovery of doubtful accounts	(190)	—	—
Segment operating income (loss)	65,032	128,075	(15,906)
Depreciation and amortization	(42,252)	(109)	(960)
Interest income (expense), net	(36,661)	16,425	4,353
Other income (loss), net	(54)	—	90,089
Equity in earnings (losses) from unconsolidated ventures	(2,109)	361	118
Gain (loss) on sale or disposal of real estate and other assets, net	3,165	—	—
Segment EBT	$(12,879)	$144,752	$77,694

Nine Months Ended September 30, 2025
Total revenues	$347,630	$499,730	$3,028
Condominium rights and unit cost of sales	—	—	(1,112)
Master Planned Communities cost of sales	—	(148,672)	—
Operating costs	(105,449)	(30,399)	(11,280)
Rental property real estate taxes	(44,507)	—	(1,787)
(Provision for) recovery of doubtful accounts	(41)	—	—
Segment operating income (loss)	197,633	320,659	(11,151)
Depreciation and amortization	(128,839)	(309)	(4,222)
Interest income (expense), net	(102,397)	54,307	13,590
Other income (loss), net	801	54	936
Equity in earnings (losses) from unconsolidated ventures	4,453	(7,780)	231
Gain (loss) on sale or disposal of real estate and other assets, net	14,363	3,750	11,721
Gain (loss) on extinguishment of debt	(480)	—	—
Segment EBT	$(14,466)	$370,681	$11,105
HHC 2025 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment

Nine Months Ended September 30, 2024
Total revenues	$331,779	$433,663	$1,607
Condominium rights and unit cost of sales	—	—	(15,694)
Master Planned Communities cost of sales	—	(143,254)	—
Operating costs	(100,518)	(37,210)	(11,684)
Rental property real estate taxes	(41,906)	—	(1,893)
(Provision for) recovery of doubtful accounts	(327)	—	—
Segment operating income (loss)	189,028	253,199	(27,664)
Depreciation and amortization	(125,903)	(327)	(6,257)
Interest income (expense), net	(103,768)	47,839	12,971
Other income (loss), net	896	—	90,075
Equity in earnings (losses) from unconsolidated ventures	4,044	(8,467)	193
Gain (loss) on sale or disposal of real estate and other assets, net	7,959	—	—
Gain (loss) on extinguishment of debt	(198)	—	—
Segment EBT	$(27,942)	$292,244	$69,318

The following represents the reconciliation of segment EBT to Net income (loss) attributable to common stockholders in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Operating Assets EBT	$(7,238)	$(12,879)	$(14,466)	$(27,942)
MPC EBT	205,005	144,752	370,681	292,244
Strategic Developments EBT	11,343	77,694	11,105	69,318
General and administrative expense	(19,974)	(23,826)	(70,554)	(66,228)
Gain (loss) on sale of MUD receivables	—	(51,525)	(48,197)	(51,525)
Corporate interest expense, net	(27,878)	(22,578)	(77,754)	(60,369)
Corporate income, expenses, and other items	(4,241)	(3,879)	(14,769)	(12,665)
Net income (loss) from continuing operations before income tax	$157,017	$107,759	$156,046	$142,833

The following represents the reconciliation of segment revenue to Total revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2025	2024	2025	2024
Operating Assets revenue	$117,182	$114,019	$347,630	$331,779
MPC revenue	271,575	212,607	499,730	433,663
Strategic Developments revenue	1,460	505	3,028	1,607
Corporate income	18	16	55	50
Total revenues	$390,235	$327,147	$850,443	$767,099

HHC 2025 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The assets by segment and the reconciliation of total segment assets to Total assets on the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	September 30, 2025	December 31, 2024
Operating Assets	$3,516,354	$3,548,162
Master Planned Communities	3,378,423	3,373,827
Strategic Developments	2,506,349	1,836,791
Corporate	400,226	450,013
Total assets	$9,801,352	$9,208,793

The following represents capital expenditures by segment:

	Nine Months Ended September 30,
thousands	2025	2024
Operating Assets	$30,036	$42,712
Master Planned Communities	118	189
Strategic Developments	153,794	179,479

HHC 2025 FORM 10-Q | 31

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
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

HHC 2025 FORM 10-Q | 32

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

These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–the effects that HHH’s recent transaction with Pershing Square could have upon HHH and thus on our business and personnel
–our ability to realize the anticipated benefits of the spinoff of Seaport Entertainment Group Inc. that we completed in 2024
–macroeconomic conditions such as volatility in capital markets, unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail, and office sectors
–changes in trade policies, including tariffs or duties on construction or homebuilding materials, potential retaliatory actions by other countries, and related impacts on market conditions and business activity
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–interest rate volatility and inflation
–the availability of debt and equity capital
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–general inflation, including core and wage inflation; commodity and energy price and currency volatility; as well as monetary, fiscal and policy interventions in anticipation of our reaction to such events, including increases in interest rates
–mismatch of supply and demand, including interruptions of supply lines
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of water and electricity shortages
–contamination of our property by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our or our vendors’ data security
–losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
HHC 2025 FORM 10-Q | 33

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

HHC 2025 FORM 10-Q | 34

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

On May 5, 2025, HHH sold 9,000,000 newly issued shares of its common stock to Pershing Square for an aggregate purchase price of $900 million. Over time, we expect HHH will be transformed into a premier diversified holding company, with our portfolio of master planned communities at its foundation. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

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

HHC 2025 FORM 10-Q | 35

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Rental revenue	$111,377	$108,512	$2,865	3%	$330,849	$315,084	$15,765	5%
Other land, rental, and property revenues	5,805	5,507	298	5%	16,781	16,695	86	1%
Total revenues	117,182	114,019	3,163	3%	347,630	331,779	15,851	5%

Operating costs	(37,052)	(34,918)	(2,134)	(6)%	(105,449)	(100,518)	(4,931)	(5)%
Rental property real estate taxes	(15,006)	(13,879)	(1,127)	(8)%	(44,507)	(41,906)	(2,601)	(6)%
(Provision for) recovery of doubtful accounts	345	(190)	535	NM	(41)	(327)	286	87%
Total operating expenses	(51,713)	(48,987)	(2,726)	(6)%	(149,997)	(142,751)	(7,246)	(5)%
Segment operating income (loss)	65,469	65,032	437	1%	197,633	189,028	8,605	5%
Depreciation and amortization	(43,411)	(42,252)	(1,159)	(3)%	(128,839)	(125,903)	(2,936)	(2)%
Interest income (expense), net	(34,006)	(36,661)	2,655	7%	(102,397)	(103,768)	1,371	1%
Other income (loss), net	363	(54)	417	NM	801	896	(95)	(11)%
Equity in earnings (losses) from unconsolidated ventures	135	(2,109)	2,244	106%	4,453	4,044	409	10%
Gain (loss) on sale or disposal of real estate and other assets, net	4,385	3,165	1,220	39%	14,363	7,959	6,404	80%
Gain (loss) on extinguishment of debt	(173)	—	(173)	NM	(480)	(198)	(282)	(142)%
Segment EBT	$(7,238)	$(12,879)	$5,641	44%	$(14,466)	$(27,942)	$13,476	48%
NM Not meaningful.

For the three months ended September 30, 2025:

Operating Assets segment EBT increased $5.6 million compared to the prior-year period primarily due to the following:
–Interest expense decreased $2.7 million primarily due to changes in our property-level debt portfolio.
–Equity earnings increased $2.2 million primarily due to the change in value of certain derivative instruments.

For the nine months ended September 30, 2025:

Operating Assets segment EBT increased $13.5 million compared to the prior-year period primarily due to the following:
–Rental revenues, net of Operating costs increased $10.8 million primarily due to increased leasing activity across our portfolio.
–Gain on sale of real estate increased $6.4 million primarily due to the sale of four land parcels and retail spaces in Ward Village in 2025, compared to the sale of Creekside Park Medical Plaza and non-core ground leases in The Woodlands in 2024.

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

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating Assets segment EBT	$(7,238)	$(12,879)	$5,641	44%	$(14,466)	$(27,942)	$13,476	48%
Add back:
Depreciation and amortization	43,411	42,252	1,159	3%	128,839	125,903	2,936	2%
Interest (income) expense, net	34,006	36,661	(2,655)	(7)%	102,397	103,768	(1,371)	(1)%
Equity in (earnings) losses from unconsolidated ventures	(135)	2,109	(2,244)	(106)%	(4,453)	(4,044)	(409)	(10)%
(Gain) loss on sale or disposal of real estate and other assets, net	(4,385)	(3,165)	(1,220)	(39)%	(14,363)	(7,959)	(6,404)	(80)%
(Gain) loss on extinguishment of debt	173	—	173	NM	480	198	282	142%
Impact of straight-line rent	(196)	(2,182)	1,986	91%	(1,729)	(3,005)	1,276	42%
Other	(66)	52	(118)	NM	(261)	(375)	114	30%
Operating Assets NOI	$65,570	$62,848	$2,722	4%	$196,444	$186,544	$9,900	5%
NM Not meaningful.

The table below presents Operating Assets NOI by property type:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Office	$34,030	$31,782	$2,248	7%	$102,092	$95,601	$6,491	7%
Retail	13,698	12,530	1,168	9%	40,902	41,136	(234)	(1)%
Multifamily	16,221	15,887	334	2%	48,856	43,827	5,029	11%
Other	1,621	2,164	(543)	(25)%	4,594	4,694	(100)	(2)%
Dispositions (a)	—	485	(485)	(100)%	—	1,286	(1,286)	(100)%
Operating Assets NOI	$65,570	$62,848	$2,722	4%	$196,444	$186,544	$9,900	5%
(a)Properties that were sold are shown separately for all periods presented.

For the three months ended September 30, 2025:

Operating Assets NOI increased $2.7 million compared to the prior-year period primarily due to the following:
–Office NOI increased $2.2 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands, Merriweather District, and Summerlin, most notably at 9950 Woodloch Forest, 6100 Merriweather, 1700 Pavilion, and Three Hughes Landing, partially offset by decreases related to rent abatement at certain properties in The Woodlands in 2025.
–Retail NOI increased $1.2 million primarily due to continued lease-up at various properties across our portfolio.

HHC 2025 FORM 10-Q | 37

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2025:

Operating Assets NOI increased $9.9 million compared to the prior-year period primarily due to the following:
–Office NOI increased $6.5 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands, Merriweather District, and Summerlin, most notably at 9950 Woodloch Forest, 6100 Merriweather, and 1700 Pavilion, partially offset by decreases related to lower occupancy at certain properties in Merriweather District and The Woodlands, most notably at 3831 Technology Forest, Two Hughes Landing, and Merriweather Row.
–Multifamily NOI increased $5.0 million primarily due to continued lease-up at Tanager Echo in Summerlin, Wingspan in Bridgeland, and Marlow in Merriweather District.

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Master Planned Communities land sales (a)	$248,467	$198,239	$50,228	25%	$445,150	$385,444	$59,706	15%
Other land, rental, and property revenues	7,096	4,776	2,320	49%	15,143	13,156	1,987	15%
Builder price participation (b)	16,012	9,592	6,420	67%	39,437	35,063	4,374	12%
Total revenues	271,575	212,607	58,968	28%	499,730	433,663	66,067	15%

Master Planned Communities cost of sales	(78,280)	(72,582)	(5,698)	(8)%	(148,672)	(143,254)	(5,418)	(4)%
Operating costs	(4,892)	(11,950)	7,058	59%	(30,399)	(37,210)	6,811	18%
Total operating expenses	(83,172)	(84,532)	1,360	2%	(179,071)	(180,464)	1,393	1%
Segment operating income (loss)	188,403	128,075	60,328	47%	320,659	253,199	67,460	27%
Depreciation and amortization	(110)	(109)	(1)	(1)%	(309)	(327)	18	6%
Interest income (expense), net	19,414	16,425	2,989	18%	54,307	47,839	6,468	14%
Other income (loss), net	19	—	19	NM	54	—	54	NM
Equity in earnings (losses) from unconsolidated ventures	(2,721)	361	(3,082)	NM	(7,780)	(8,467)	687	8%
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	NM	3,750	—	3,750	NM
Segment EBT	$205,005	$144,752	$60,253	42%	$370,681	$292,244	$78,437	27%
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
NM Not meaningful.

The following table presents MPC segment EBT by MPC:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Bridgeland	$24,881	$19,694	$5,187	26%	$63,044	$62,420	$624	1%
Summerlin	182,879	120,619	62,260	52%	308,203	222,195	86,008	39%
Teravalis (a)	(975)	667	(1,642)	NM	(1,709)	1,802	(3,511)	(195)%
The Woodlands	(2,663)	(1,025)	(1,638)	(160)%	(3,750)	(5,954)	2,204	37%
The Woodlands Hills	883	4,797	(3,914)	(82)%	4,893	11,781	(6,888)	(58)%
Segment EBT	$205,005	$144,752	$60,253	42%	$370,681	$292,244	$78,437	27%

Floreo (b)	$(1,273)	$1,815	$(3,088)	(170)%	$(1,451)	$5,350	$(6,801)	(127)%
HHC 2025 FORM 10-Q | 38

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

(a)As of September 30, 2025, the Company owned an 88.0% interest in and consolidates Teravalis. For additional detail, refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.
(b)These amounts represent 100% of Floreo EBT. As of September 30, 2025, the Company owned a 50% interest in Floreo. Refer to Note 3 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for a description of the joint venture and further discussion.
NM Not meaningful.

For the three months ended September 30, 2025:

MPC segment EBT increased $60.3 million compared to the prior-year period primarily due to the following:

Summerlin EBT increased $62.3 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $52.2 million primarily due to the following activity:
–increase in superpad acres sold, with 318.3 acres sold at an average price of $780,000 per acre in the third quarter of 2025, compared to 129.2 acres sold at an average price of $1.3 million per acre in the prior-year period
–increase in custom lots sold, with 0.8 acres sold at an average price of $7.8 million per acre in the third quarter of 2025, compared to no acres sold in the prior-year period
–decrease due to $14.8 million less revenue recognized out of deferred revenue, net of associated deferred costs in the third quarter of 2025, compared to the prior-year period
–decrease of $2.6 million in SID bond assumptions, primarily driven by timing differences between the superpad sale closings and the subsequent assumption of SID bonds by buyers
–Builder price participation increased $7.1 million as homes earned higher participation revenue per home, partially offset by fewer homes closing with sales prices above the predetermined breakpoint necessary for participation revenue in the third quarter of 2025, compared to the prior-year period.
–Other land, rental, and property revenues increased $3.6 million primarily due to higher advertising revenue related to superpad acres sold in the third quarter of 2025, compared to the prior-year period.

Bridgeland EBT increased $5.2 million compared to the prior-year period.
–Operating costs decreased $7.5 million primarily due to lower real estate taxes
–Increase of $2.0 million primarily due to higher capitalized interest
–MPC sales, net of MPC cost of sales decreased $3.9 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 28.2 acres sold at an average price of $704,000 per acre in the third quarter of 2025, compared to 46.2 acres sold at an average price of $583,000 per acre in the prior-year period
–decrease due to $0.9 million less revenue recognized out of deferred revenue, net of associated deferred costs in the third quarter of 2025, compared to the prior-year period

The Woodlands Hills EBT decreased $3.9 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $3.9 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 1.6 acres sold at an average price of $486,000 per acre in the third quarter of 2025, compared to 15.3 acres sold at an average price of $466,000 per acre in the prior-year period

Teravalis EBT decreased $1.6 million compared to the prior-year period.
–Equity earnings at Floreo decreased $1.5 million primarily related to no land sales in the third quarter of 2025. Our Floreo joint venture sold a total of 17.6 residential acres at an average price of $762,000 per acre in the prior-year period.

The Woodlands EBT decreased $1.6 million compared to the prior-year period.
–Other land, rental, and property revenues decreased $1.3 million as the prior-year period included a fee received due to change in use of previously sold commercial land, with no similar activity in the third quarter of 2025.

HHC 2025 FORM 10-Q | 39

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2025:

MPC segment EBT increased $78.4 million compared to the prior-year period primarily due to the following:

Summerlin EBT increased $86.0 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $69.1 million primarily due to the following activity:
–increase in superpad acres sold, with 412.3 acres sold at an average price of $970,000 per acre in the nine months ended September 30, 2025, compared to 216.5 acres sold at an average price of $1.3 million per acre in the prior-year period
–increase in custom lots sold, with 2.7 acres sold at an average price of $7.5 million per acre in the nine months ended September 30, 2025, compared to no acres sold in the prior-year period
–decrease due to $19.5 million less revenue recognized out of deferred revenue, net of associated deferred costs in the nine months ended September 30, 2025, compared to the prior-year period
–decrease of $7.4 million in SID bond assumptions, primarily driven by timing differences between the superpad sale closings and the subsequent assumption of SID bonds by buyers
–Builder price participation increased $7.4 million as homes earned higher participation revenue per home, partially offset by fewer homes closing with sales prices above the predetermined breakpoint necessary for participation revenue in the nine months ended September 30, 2025, compared to the prior-year period.
–Equity earnings at The Summit increased $4.1 million. This was primarily due to higher losses in the prior-year period related to changes to the development model.
–Other land, rental, and property revenues increased $3.5 million primarily due to higher advertising revenue related to superpad acres sold in the nine months ended September 30, 2025, compared to the prior-year period.
–Increase of $2.4 million primarily due to higher capitalized interest.

The Woodlands EBT increased $2.2 million compared to the prior-year period.
–Gain on sale or disposal of real estate and other assets, net increased $3.7 million due to an eminent domain settlement related to the condemnation of a 9.9-acre parcel of non-saleable land in the nine months ended September 30, 2025, with no similar activity in the prior-year period.
–Other land, rental, and property revenues decreased $1.4 million as the prior-year period included a fee received due to change in use of previously sold commercial land, with no similar activity in the nine months ended September 30, 2025.

Bridgeland EBT increased $0.6 million compared to the prior-year period.
–Operating costs decreased $7.7 million due to lower real estate taxes, primarily from the finalization of prior-year accrual estimates.
–Increase of $3.6 million primarily due to higher capitalized interest, partly offset by lower interest income as a result of a lower principal balance in interest-earning accounts.
–MPC sales, net of MPC cost of sales decreased $8.4 million primarily due to the following activity:
–decrease due to $3.7 million less revenue recognized out of deferred revenue, net of associated deferred costs in the nine months ended September 30, 2025, compared to the prior-year period
–decrease in residential acres sold partially offset by an increase in price per acre, with 105.5 acres sold at an average price of $648,000 per acre in the nine months ended September 30, 2025, compared to 136.3 acres sold at an average price of $589,000 per acre in the prior-year period
–decrease in commercial acres sold, with no acres sold in the nine months ended September 30, 2025, compared to 3.5 acres sold at an average price of $801,000 per acre in the prior-year period
–Builder price participation decreased $2.4 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period.

The Woodlands Hills EBT decreased $6.9 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $6.5 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 9.1 acres sold at an average price of $490,000 per acre in the nine months ended September 30, 2025, compared to 32.7 acres sold at an average price of $460,000 per acre in the prior-year period

Teravalis EBT decreased $3.5 million compared to the prior-year period.
–Equity earnings at Floreo decreased $3.4 million primarily related to lower land sales in the nine months ended September 30, 2025 compared to the prior-year period. Our Floreo joint venture sold a total of 10.6 residential acres at an average price of $793,000 per acre in the nine months ended September 30, 2025, compared to 81.7 residential acres sold at an average price of $781,000 per acre in the prior-year period.

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

Below is a reconciliation of segment EBT to MPC Net Contribution:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
MPC segment EBT	$205,005	$144,752	$60,253	42%	$370,681	$292,244	$78,437	27%
Plus:
Master Planned Communities cost of sales	78,280	72,582	5,698	8%	148,672	143,254	5,418	4%
Depreciation and amortization	110	109	1	1%	309	327	(18)	(6)%
MUD and SID bonds collections, net (a)	6,423	21,063	(14,640)	(70)%	24,282	15,482	8,800	57%
Proceeds from sale of MUD receivables	—	176,680	(176,680)	(100)%	180,043	176,680	3,363	2%
Distributions from unconsolidated ventures	—	—	—	NM	—	281	(281)	(100)%
Less:
MPC development expenditures	(141,807)	(110,122)	(31,685)	(29)%	(325,854)	(284,984)	(40,870)	(14)%
Equity in (earnings) losses from unconsolidated ventures	2,721	(361)	3,082	NM	7,780	8,467	(687)	(8)%
MPC Net Contribution	$150,732	$304,703	$(153,971)	(51)%	$405,913	$351,751	$54,162	15%
(a)SID collections are shown net of SID transfers to buyers in the respective periods.
NM Not meaningful.

MPC Net Contribution decreased $154.0 million in the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the proceeds from the sale of MUD receivables in the prior-year period, higher MPC development expenditures, and lower MUD and SID bonds collections, net, partially offset by higher MPC land sales. MPC Net Contribution increased $54.2 million in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher MPC land sales and higher MUD and SID bonds collections, net, partially offset by higher MPC development expenditures.

MPC Land Inventory The following table summarizes MPC land inventory activity for the nine months ended September 30, 2025:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2024	$509,231	$1,153,737	$545,381	$189,493	$113,820	$2,511,662
Development expenditures (a)	141,996	162,889	1,061	2,796	17,112	325,854
MPC Cost of sales	(24,486)	(122,504)	—	(44)	(1,638)	(148,672)
MUD reimbursable costs (b)	(130,497)	—	—	(856)	(13,355)	(144,708)
Transfer to Strategic Developments and Operating Assets Segments	(1,459)	—	—	—	—	(1,459)
Other	16,506	9,733	6	(237)	1,698	27,706
Balance September 30, 2025	$511,291	$1,203,855	$546,448	$191,152	$117,637	$2,570,383
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHC 2025 FORM 10-Q | 41

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

Segment EBT Segment EBT for Strategic Developments is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Condominium rights and unit sales	$142	$3	$139	NM	$677	$26	$651	NM
Rental revenue	—	101	(101)	(100)%	33	377	(344)	(91)%
Other land, rental, and property revenues	1,318	401	917	NM	2,318	1,204	1,114	93%
Total revenues	1,460	505	955	189%	3,028	1,607	1,421	88%

Condominium rights and unit cost of sales	(59)	(11,833)	11,774	100%	(1,112)	(15,694)	14,582	93%
Operating costs	(3,944)	(3,973)	29	1%	(11,280)	(11,684)	404	3%
Rental property real estate taxes	(624)	(605)	(19)	(3)%	(1,787)	(1,893)	106	6%
Total operating expenses	(4,627)	(16,411)	11,784	72%	(14,179)	(29,271)	15,092	52%
Segment operating income (loss)	(3,167)	(15,906)	12,739	80%	(11,151)	(27,664)	16,513	60%
Depreciation and amortization	(1,988)	(960)	(1,028)	(107)%	(4,222)	(6,257)	2,035	33%
Interest income (expense), net	4,311	4,353	(42)	(1)%	13,590	12,971	619	5%
Other income (loss), net	2,066	90,089	(88,023)	(98)%	936	90,075	(89,139)	(99)%
Equity in earnings (losses) from unconsolidated ventures	57	118	(61)	(52)%	231	193	38	20%
Gain (loss) on sale or disposal of real estate and other assets, net	10,064	—	10,064	NM	11,721	—	11,721	NM
Segment EBT	$11,343	$77,694	$(66,351)	(85)%	$11,105	$69,318	$(58,213)	(84)%
NM Not meaningful.

For the three months ended September 30, 2025:

Strategic Developments segment EBT decreased $66.4 million compared to the prior-year period primarily due to the following:
–Other income (loss), net decreased $88.0 million primarily due to the receipt of $90.0 million of insurance proceeds in the prior-year period following the execution of a settlement agreement related to the construction defect claims at Waiea.
–Depreciation expense increased $1.0 million primarily due to additional expense related to the Melia and ‘Ilima model units, which were placed in-service in the current quarter.

These decreases to EBT were partially offset by the following:
–Condominium cost of sales includes a decrease of $12.1 million related to the settlement of final costs previously incurred by the Waiea general contractor in the prior-year period.
–Gain on sale of real estate increased $10.1 million due to a land swap in the current period. The Grogan's Mill Library and Community Center was transferred to the local county in exchange for the Town Green land parcel on the Waterway in The Woodlands. Refer to Note 5 - Acquisitions and Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional details.

HHC 2025 FORM 10-Q | 42

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2025:

Strategic Developments segment EBT decreased $58.2 million compared to the prior-year period primarily due to the following:
–Other income (loss), net decreased $89.1 million primarily due to the receipt of $90.0 million of insurance proceeds in the prior-year period following the execution of a settlement agreement related to the construction defect claims at Waiea.

This decrease to EBT was partially offset by the following:
–Condominium cost of sales includes a decrease of $15.1 million related to the recognition of additional Waiea remediation costs and settlement of final costs previously incurred by the Waiea general contractor in the prior-year period.
–Gain on sale of real estate increased $11.7 million due to the land swap in The Woodlands discussed above and the sale of a land parcel near the Merriweather District in the current period.
–Depreciation expense decreased $2.0 million primarily due to accelerated depreciation recognized in the second quarter of 2024 for the Kalae model unit, which was decommissioned to allow for the construction of future tower model units, partially offset by increased depreciation associated with placing the Melia and ‘Ilima model units in-service in the current period.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums

Ward Village As of September 30, 2025, our seven completed condominiums in Ward Village, Ae`o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, Kō‘ula, and Victoria Place are completely sold.

Condominiums Under Construction

Ward Village As of September 30, 2025, 97% of the units at our three towers under construction, The Park Ward Village, Ulana Ward Village, and Kalae are under contract.

We broke ground on The Park Ward Village in October 2022 and expect to complete construction in 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of September 30, 2025, we have entered into contracts for 529 units, representing 97% of total units.

We broke ground on Ulana Ward Village in January 2023. Ulana Ward Village, which is 100% pre-sold, will consist of 696 studio, one-, two-, and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements. Subsequent to quarter end, we completed construction and began executing closings in November 2025.

We broke ground on Kalae in June 2024 and expect to complete construction in 2028. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of September 30, 2025, we have entered into contracts for 307 units, representing 93% of total units.

The Woodlands We broke ground on The Ritz-Carlton Residences in October 2024 and expect to complete construction in 2027. The Ritz-Carlton Residences, The Woodlands will consist of 111 one-, two-, three-, and four-bedroom residences. The development sits on the last available large-scale residential site on Lake Woodlands, spanning roughly eight acres across approximately 1,200 feet of premier lakefront shoreline. As of September 30, 2025, we have entered into contracts for 82 units, representing 74% of total units.

Predevelopment Condominiums

Ward Village We launched public pre-sales for The Launiu in February 2024. The Launiu will consist of 485 studio, one-, two-, and three-bedroom residences. As of September 30, 2025, we have entered into contracts for 332 units, representing 68% of total units. Construction is expected to commence on The Launiu in early 2026.

We launched public pre-sales for Melia in June 2025. Melia will consist of 220 one-, two-, three-, and four-bedroom residences. As of September 30, 2025, we have entered into contracts for 136 units, representing 62% of total units.

HHC 2025 FORM 10-Q | 43

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

We launched public pre-sales for ‘Ilima in June 2025. ‘Ilima will consist of 148 one-, two-, three-, and four-bedroom residences. As of September 30, 2025, we have entered into contracts for 72 units, representing 49% of total units.

The following provides further detail for all condominium projects as of September 30, 2025:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea (a)	Honolulu, HI	177	—	177	100%	Q4 2016
Anaha (a)	Honolulu, HI	317	—	317	100%	Q4 2017
Ae`o (a)	Honolulu, HI	465	—	465	100%	Q4 2018
Ke Kilohana (a)	Honolulu, HI	423	—	423	100%	Q2 2019
‘A‘ali‘i (a)	Honolulu, HI	750	—	750	100%	Q4 2021
Kō'ula (b)	Honolulu, HI	565	—	565	100%	Q3 2022
Victoria Place	Honolulu, HI	349	—	349	100%	Q4 2024
Under construction
The Park Ward Village (c)	Honolulu, HI	—	529	545	97%	2026
Ulana Ward Village (d)	Honolulu, HI	—	694	696	100%	Q4 2025
Kalae (e)	Honolulu, HI	—	307	329	93%	2028
The Ritz-Carlton Residences (f)	The Woodlands, TX	—	82	111	74%	2027
Predevelopment
The Launiu (g)	Honolulu, HI	—	332	485	68%	2028
Melia (h)	Honolulu, HI	—	136	220	62%	2030
‘Ilima (i)	Honolulu, HI	—	72	148	49%	2030
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
(h)Melia will include approximately 6,000 square feet of retail space.
(i)‘Ilima will include approximately 5,000 square feet of retail space.

HHC 2025 FORM 10-Q | 44

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative expenses	$(19,974)	$(23,826)	$3,852	16%	$(70,554)	$(66,228)	$(4,326)	(7)%
Gain (loss) on sale of MUD receivables	—	(51,525)	51,525	100%	(48,197)	(51,525)	3,328	6%
Corporate interest expense, net	(27,878)	(22,578)	(5,300)	(23)%	(77,754)	(60,369)	(17,385)	(29)%
Corporate depreciation and amortization	(872)	(767)	(105)	(14)%	(2,475)	(2,346)	(129)	(5)%
Income tax (expense) benefit	(38,603)	(10,418)	(28,185)	NM	(38,345)	(17,838)	(20,507)	(115)%
Other	(3,369)	(3,112)	(257)	(8)%	(12,294)	(10,319)	(1,975)	(19)%
Total Corporate income, expenses, and other items	$(90,696)	$(112,226)	$21,530	19%	$(249,619)	$(208,625)	$(40,994)	(20)%
NM Not meaningful.

For the three months ended September 30, 2025:

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
–General and administrative expenses decreased $3.9 million primarily attributable to a decrease in compensation and benefits, including a strategic reduction in force, and other various cost reduction initiatives.

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $28.2 million primarily due to the net impact of the 2024 spinoff of SEG which included a partial release of valuation allowances on the Company’s deferred tax assets, partially offset by a net increase in tax expense in 2024 related to the revaluation of deferred tax assets and liabilities. Additionally, there was an increase in Income before income taxes in 2025 as compared to 2024. Refer to Note 11 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
–Corporate interest expense, net increased $5.3 million primarily due to interest expense recognized from the accretion of the liability related to the sale of future MUD receivables.

For the nine months ended September 30, 2025:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $20.5 million primarily due to the net impact of the 2024 spinoff of SEG which included a partial release of valuation allowances on the Company’s deferred tax assets, partially offset by a net increase in tax expense in 2024 related to the revaluation of deferred tax assets and liabilities. Additionally, there was an increase in Income before income taxes in 2025 as compared to 2024.
–Corporate interest expense, net increased $17.4 million primarily due to interest expense recognized from the accretion of the liability related to the sale of future MUD receivables.
–General and administrative expenses increased $4.3 million primarily attributable to additional expenses incurred in the current period related to a strategic reduction in force, partially offset by various cost reduction initiatives.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables decreased $3.3 million as a result of a $48.2 million recognized in the second quarter of 2025, compared to a loss of $51.5 million in the third quarter of 2024.

HHC 2025 FORM 10-Q | 45

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2025 FORM 10-Q | 46

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

HHC 2025 FORM 10-Q | 47

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2025 FORM 10-Q | 48

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
November 10, 2025
HHC 2025 FORM 10-Q | 49