Form 10-Q
period 2026-03-31
Howard Hughes Corp
filed 2026-05-11
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026
or
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
☐ Yes    ☒ No

The number of shares of common stock outstanding as of April 30, 2026, was 10. These shares are 100% owned by Howard Hughes Holdings Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands	March 31, 2026	December 31, 2025
ASSETS
Master Planned Communities assets	$2,653,161	$2,635,077
Buildings and equipment	4,100,037	4,028,862
Less: accumulated depreciation	(1,124,704)	(1,082,124)
Land	307,625	307,625
Developments	1,569,667	1,477,615
Net investment in real estate	7,505,786	7,367,055
Investments in unconsolidated ventures	167,815	170,122
Cash and cash equivalents	928,619	570,574
Restricted cash	653,454	628,651
Accounts receivable, net	131,559	134,122
Municipal Utility District (MUD) receivables, net	532,689	459,729
Deferred expenses, net	166,082	160,966
Operating lease right-of-use assets	5,074	5,231
Other assets, net	241,566	237,194
Total assets	$10,332,644	$9,733,644

LIABILITIES
Mortgages, notes, and loans payable, net	$5,791,296	$5,109,828
Operating lease obligations	4,773	4,868
Deferred tax liabilities, net	166,354	164,507
Accounts payable and other liabilities	1,424,047	1,503,582
Total liabilities	7,386,470	6,782,785

Commitments and Contingencies (see Note 9)

EQUITY
Common stock: 10 shares authorized, issued, and outstanding as of March 31, 2026, and December 31, 2025	—	—
Additional paid-in capital	2,923,364	2,936,473
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	(41,918)	(50,577)
Accumulated other comprehensive income (loss)	(2,381)	(1,827)
Total equity attributable to Howard Hughes Holdings Inc.	2,879,065	2,884,069
Noncontrolling interests	67,109	66,790
Total equity	2,946,174	2,950,859
Total liabilities and equity	$10,332,644	$9,733,644

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
thousands	2026	2025
REVENUES
Condominium rights and unit sales	$3,134	$342
Master Planned Communities land sales	99,573	71,642
Rental revenue	113,549	108,413
Other revenues	10,979	9,644
Builder price participation	8,682	9,287
Total revenues	235,917	199,328

EXPENSES
Condominium rights and unit cost of sales	3,134	242
Master Planned Communities cost of sales	34,742	25,214
Operating costs	53,033	50,789
Rental property real estate taxes	16,228	15,299
Provision for (recovery of) doubtful accounts	(59)	(156)
General and administrative	17,197	21,214
Depreciation and amortization	48,640	45,139
Other	3,892	4,797
Total expenses	176,807	162,538

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	—	13,729
Other income (loss), net	127	(1,367)
Total other	127	12,362

Operating income (loss)	59,237	49,152

Interest income	6,711	6,118
Interest expense	(41,790)	(41,094)
Gain (loss) on extinguishment of debt	(10,226)	—
Equity in earnings (losses) from unconsolidated ventures	(2,640)	1,320
Income (loss) before income taxes	11,292	15,496
Income tax expense (benefit)	2,794	3,707
Net income (loss)	8,498	11,789
Net (income) loss attributable to noncontrolling interests	161	(305)
Net income (loss) attributable to Howard Hughes Holdings Inc.	$8,659	$11,484

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
thousands	2026	2025
Net income (loss)	$8,498	$11,789
Other comprehensive income (loss):
Interest rate caps and swaps (a)	(554)	(1,819)
Other comprehensive income (loss)	(554)	(1,819)
Comprehensive income (loss)	7,944	9,970
Comprehensive (income) loss attributable to noncontrolling interests	161	(305)
Comprehensive income (loss) attributable to Howard Hughes Holdings Inc.	$8,105	$9,665
(a)Amounts are shown net of tax benefit of $0.2 million for the three months ended March 31, 2026, and $0.6 million for the three months ended March 31, 2025.

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
thousands except shares	Shares	Amount
Balance at December 31, 2025	10	$—	$2,936,473	$(50,577)	$(1,827)	$2,884,069	$66,790	$2,950,859
Net income (loss)	—	—	—	8,659	—	8,659	(161)	8,498
Interest rate swaps, net of tax expense (benefit) of $(180)	—	—	—	—	(554)	(554)	—	(554)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	342	342
Teravalis noncontrolling interest	—	—	—	—	—	—	138	138
Capital transactions with HHH	—	—	(13,109)	—	—	(13,109)	—	(13,109)
Balance at March 31, 2026	10	$—	$2,923,364	$(41,918)	$(2,381)	$2,879,065	$67,109	$2,946,174

Balance at December 31, 2024	10	$—	$2,955,247	$(182,462)	$1,968	$2,774,753	$65,548	$2,840,301
Net income (loss)	—	—	—	11,484	—	11,484	305	11,789
Interest rate swaps, net of tax expense (benefit) of $(593)	—	—	—	—	(1,819)	(1,819)	—	(1,819)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	979	979
Teravalis noncontrolling interest	—	—	—	—	—	—	66	66
Capital transactions with HHH	—	—	2,502	—	—	2,502	—	2,502
Balance at March 31, 2025	10	$—	$2,957,749	$(170,978)	$149	$2,786,920	$66,898	$2,853,818

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
thousands	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,498	$11,789
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	43,873	39,980
Amortization	4,785	5,190
Amortization of deferred financing costs	3,213	3,131
Amortization of intangibles other than in-place leases	30	30
Straight-line rent amortization	(3,235)	(2,315)
Deferred income taxes	2,027	2,582
Restricted stock and stock option amortization	3,731	3,825
Net gain on sale of properties	—	(13,729)
(Gain) loss on extinguishment of debt	10,226	—
Equity in (earnings) losses from unconsolidated ventures, net of distributions	8,508	4,398
Provision for (recovery of) doubtful accounts	1,297	615
Master Planned Communities development expenditures	(154,344)	(82,760)
Master Planned Communities cost of sales, net of SID bonds transfers to buyers	33,307	22,870
Condominium development expenditures	(136,221)	(151,868)
Condominium rights and units cost of sales, net of closing commissions	3,020	242
Net Changes:
Accounts receivable, net	(833)	(23,770)
Other assets, net	8,507	4,501
Condominium deposits, net	30,495	11,885
Deferred expenses, net	(8,595)	(4,035)
Accounts payable and other liabilities	(84,506)	(56,930)
Cash provided by (used in) operating activities	(226,217)	(224,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(2,896)	(283)
Operating property improvements	(14,831)	(13,510)
Property development and redevelopment	(20,283)	(53,130)
Acquisition of assets	—	(250)
Proceeds from sales of properties, net	6	3,710
Reimbursements under tax increment financings and grants	672	—
Distributions from unconsolidated ventures	14,943	1,112
Investments in unconsolidated ventures, net	(20,832)	—
Other	11	(1,240)
Cash provided by (used in) investing activities	(43,210)	(63,591)

HHC 2026 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
thousands	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	1,450,585	132,647
Principal payments on mortgages, notes, and loans payable	(755,100)	(11,863)
Debt extinguishment costs	(6,720)	—
Special Improvement District bond funds released from (held in) escrow	—	9,726
Deferred financing costs and bond issuance costs	(18,439)	14
Distributions to HHH	(18,191)	(2,782)
Contributions from Teravalis noncontrolling interest owner	140	66
Cash provided by (used in) financing activities	652,275	127,808

Net change in cash, cash equivalents, and restricted cash	382,848	(160,152)
Cash, cash equivalents, and restricted cash at beginning of period	1,199,225	998,116
Cash, cash equivalents, and restricted cash at end of period	$1,582,073	$837,964

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$928,619	$493,569
Restricted cash	653,454	344,395
Cash, cash equivalents, and restricted cash at end of period	$1,582,073	$837,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$95,665	$94,092
Interest capitalized	36,651	34,827
Income taxes paid (refunded), net	200	(57)

NON-CASH TRANSACTIONS
Consideration from sale of properties	$—	$12,225
Special Improvement District bonds transfers to buyers	1,435	2,344
Capitalized stock compensation	910	844
Accrued property improvements, developments, and redevelopments	(1,487)	(3,829)

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, and future fiscal years.

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

HHH’s Planned Acquisition of Vantage In December 2025, HHH announced that it had entered into a definitive agreement to acquire 100% of Vantage Group Holdings Ltd. (Vantage), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. The transaction remains subject to regulatory approvals and other customary closing conditions, and is expected to close in the second quarter of 2026. To support the funding of the acquisition, HHH also entered into an equity commitment letter with Pershing Square Holdings, Ltd. under which Pershing Square committed to purchase up to $1.0 billion of HHH’s preferred stock, prior to and contingent upon the closing of the Vantage acquisition. The interest in Vantage will be purchased by a wholly owned subsidiary of HHH and will not be part of the HHC ownership structure. The transaction is expected to be funded with the $1.0 billion of proceeds from the preferred stock issuance and $1.2 billion of cash on hand, of which approximately $900 million of cash is currently held at HHH, and the remainder is held at HHC. Upon completion of the transaction, HHC will continue investing in its core real estate operations, and expects to contribute excess cash generated from its real estate operations to support the growth of HHH’s new insurance subsidiary.

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

Related-party receivables are primarily due from the Floreo joint venture. This balance includes reimbursable overhead costs incurred by the Company on behalf of Floreo and a $6.0 million guaranty fee associated with Floreo’s bond financing. See Note 2 - Investments in Unconsolidated Ventures for additional information on the Floreo joint venture and Note 9 - Commitments and Contingencies for additional information on the guaranty fee.

HHC 2026 FORM 10-Q | 8

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

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	March 31, 2026	December 31, 2025
Straight-line rent receivables	$100,168	$96,975
Tenant receivables	2,982	5,512
Related-party receivables	20,636	18,640
Other receivables	7,773	12,995
Accounts receivable, net (a)	$131,559	$134,122
(a)As of March 31, 2026, the total reserve balance for amounts considered uncollectible was $8.0 million, comprised of $7.9 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2025, the total reserve balance was $7.2 million, comprised of $7.0 million attributable to lease-related receivables and $0.2 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended March 31,
Statements of Operations Location	2026	2025
Rental revenue	$1,358	$771
Provision for (recovery of) doubtful accounts	(59)	(156)
Total (income) expense impact	$1,299	$615

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

Sale of MUD Receivables In September 2024, the Company entered into a sales transaction of MUD receivables, in which it transferred the reimbursement rights to $186.0 million of existing MUD receivables and $9.3 million of related accrued interest, as well as $40.0 million of anticipated future MUD receivables, for total cash consideration of $176.7 million. Using the relative fair value method, $146.7 million of the cash consideration was allocated to the sale of the existing MUD receivables and $30.0 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $48.7 million in the Condensed Consolidated Statements of Operations in 2024.

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

For both transactions, the Company is required to complete future development activities. As such, liabilities associated with the future development spend were recorded at amortized cost in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. The associated discounts, which represent the differences between the total future development spend and the allocated cash proceeds, are being amortized into interest expense over the expected development period using the effective interest method. As of March 31, 2026, the total remaining liability was $60.7 million and the total unamortized discount was $8.1 million. As of December 31, 2025, the total remaining liability was $64.4 million and the total unamortized discount was $12.8 million. Interest expense related to the discount amortization was $4.7 million for the three months ended March 31, 2026, and $2.5 million for the three months ended March 31, 2025.

HHC 2026 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
In April 2026, the Company entered into a third sales transaction of MUD receivables, in which it transferred the reimbursements rights for existing and anticipated future MUD receivables, for total cash consideration of $17.5 million. The financial impact of this transaction will be reflected in the next reporting period. At this time, the Company is unable to reasonably estimate the allocation of these amounts between the existing and anticipated future MUD receivables to estimate the loss associated with the sale but will provide further details in future disclosures.

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

Consolidated Variable Interest Entities

Teravalis At March 31, 2026, and December 31, 2025, the Company owned an 88.0% interest in Teravalis, the Company’s newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of March 31, 2026, the Company’s Condensed Consolidated Balance Sheets included $544.5 million of MPC assets and $65.3 million of Noncontrolling interest related to Teravalis. As of December 31, 2025, the Company’s Condensed Consolidated Balance Sheets included $543.9 million of MPC assets and $65.2 million of Noncontrolling interest related to Teravalis.

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

Once pre-sales targets are met and construction financing is obtained, the Company will contribute land and Discovery will contribute to up $5.0 million. All other necessary capital contributions will be funded by the Company. After completion of the condominium tower and closing of condominium sales, cash distributions and the recognition of income-producing activities will be pro rata based on ownership interest. At March 31, 2026, and December 31, 2025, the Company owned approximately 100% of this venture.

HHC 2026 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company’s Condensed Consolidated Balance Sheets included the following amounts related to ‘Ilima.

thousands	March 31, 2026	December 31, 2025
Buildings and equipment	$7,184	$7,161
Less: accumulated depreciation	(1,954)	(1,354)
Developments	16,150	14,684
Net investment in real estate	21,380	20,491
Cash and cash equivalents	22,406	21,690
Restricted cash	150,584	136,418
Accounts receivable, net	63	65
Deferred expenses, net	16,010	13,571
Other assets, net	—	565
Total assets	$210,443	$192,800

Accounts payable and other liabilities	$170,030	$153,430
Total liabilities	$170,030	$153,430

Noncontrolling Interests As of March 31, 2026, and December 31, 2025, noncontrolling interests were primarily related to the 12.0% noncontrolling interest in Teravalis.

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

The amortized cost basis of financing receivables, consisting primarily of MUD and SID receivables, totaled $634.9 million as of March 31, 2026, and $560.3 million as of December 31, 2025. The MUD receivable balance included accrued interest of $53.5 million as of March 31, 2026, and $48.2 million as of December 31, 2025. There was no material activity in the allowance for credit losses for financing receivables for the three months ended March 31, 2026 and 2025.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

HHC 2026 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of March 31, 2026, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
thousands except percentages	2026	2025	2026	2025	2026	2025
Equity Method Investments
Operating Assets:
Operating equity investments (b)	Various	Various	$13,257	$10,649	$559	$(962)
Master Planned Communities:
The Summit (c)	50%	50%	31,350	35,815	(485)	(4,883)
Floreo (d)	50%	50%	55,958	59,008	(3,050)	1,473
Other	50%	50%	265	—	—	—
Strategic Developments:
West End Alexandria (c)	58%	58%	49,582	60,830	(4,954)	87
Aspect (c)(d)	85%	—%	13,611	—	—	—
Other	50%	50%	13	41	(28)	—
			164,036	166,343	(7,958)	(4,285)
Other investments (e)			3,779	3,779	5,318	5,605
Investments in unconsolidated ventures			$167,815	$170,122	$(2,640)	$1,320
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)Two of the operating equity investments were in a combined deficit position of $24.1 million at March 31, 2026, and $23.8 million at December 31, 2025, and presented in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
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

In 2022, the Company contributed an additional 54 acres to The Summit (Phase II land). The Phase II land is adjacent to the existing Summit development and includes approximately 28 custom home sites. The first lot sales closed in the first quarter of 2023. The Company recognizes its share of income or loss for Phase II based on the joint venture’s distribution priorities in the amended Summit LLC agreement, which could fluctuate over time. Upon receipt of the Company’s preferred returns, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

Floreo In 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo) and entered into an LLC Agreement with JDM Partners and El Dorado Holdings to develop Floreo, the first village within the new Teravalis MPC, on 3,029 acres of land in the greater Phoenix, Arizona area. The first land sales closed in the first quarter of 2024.

HHC 2026 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
In October 2022, Floreo closed on a bond financing. The current borrowing capacity is $365.0 million, and outstanding borrowings as of March 31, 2026, were $268.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received guaranty fees of $11.0 million. The financing and related guaranty provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of March 31, 2026, the Company’s maximum exposure to loss on this investment is limited to the $56.0 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Aspect In March 2026, the Company formed FP Aspect Holdings, LLC (Aspect) with Foulger-Pratt. Upon formation, HHC contributed $13.6 million in exchange for an 85% interest in Aspect and Foulger-Pratt contributed $2.4 million in exchange for a 15% interest. Per the LLC agreement, Foulger-Pratt is the managing member. Aspect is classified as a VIE, however, despite HHC’s significant economic ownership, it does not have the ability to control the activities that most impact the economic performance of the venture, and as such is not the primary beneficiary. As of March 31, 2026, the Company’s maximum exposure to loss on this investment is limited to the $13.6 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. Aspect was created to hold a 20% ownership interest in Aspect Alexandria QOZB, LLC (Aspect Lower Tier JV). In the first quarter of 2026, Aspect Lower Tier JV purchased 4 acres of land from West End Alexandria, as discussed below, and will utilize the land to develop a multifamily property within the West End Alexandria area. Aspect Lower Tier JV commenced construction on the multifamily property in March 2026.

West End Alexandria In 2021, the Company entered into an Asset Contribution Agreement with Landmark Land Holdings, LLC (West End Alexandria) to redevelop a site previously known as Landmark Mall. Other equity owners include Foulger-Pratt Development, LLC and Seritage SRC Finance. In exchange for equity interests in West End Alexandria, the Company conveyed its Landmark Mall property, Seritage conveyed additional land, and Foulger-Pratt contributed cash consideration. The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

Development plans include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks, and public transportation. Foulger-Pratt manages construction of the development. Demolition was completed in 2023, with completion of infrastructure work expected in 2026. During the first quarter of 2026, West End Alexandria completed the sale of 4 acres of land to Aspect Lower Tier JV, which as mentioned above, will utilize the land to develop a multifamily property within the West End Alexandria area. The Company recognized a loss of $5.0 million during the three months ended March 31, 2026, primarily related to its share of the loss on sale of this property.

3. Acquisitions and Dispositions

Acquisitions

Strategic Developments In May 2025, the Company acquired the 7 Waterway office property and the adjacent parking garage for $16.3 million in an asset acquisition. The 186,369-square-foot office property is located in The Woodlands.

Dispositions Gains and losses on asset dispositions are recorded to Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations, unless otherwise noted.

Strategic Developments The Grogan’s Mill Library and Community Center was developed in connection with a land swap agreement entered into with Montgomery County, Texas. In July 2025, upon completion of construction, the Company transferred the Grogan's Mill Library and Community Center to Montgomery County in exchange for a land parcel on the Waterway in The Woodlands (Town Green), resulting in a gain of $10.1 million. Town Green was measured at fair value and is held in the strategic segment for future development. See Note 7 - Fair Value for additional information.

Operating Assets In September 2025, the Company completed the sale of two land parcels, which included a 6,890-square-foot retail space, in Ward Village for total proceeds of $6.0 million, resulting in a gain of $4.4 million.

In January 2025, the Company completed the sale of two land parcels, which included a 13,870-square-foot retail space, in Ward Village for total consideration of $12.2 million, resulting in a gain of $10.0 million.
HHC 2026 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded for long-lived assets during the three months ended March 31, 2026 or 2025.

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded for investments in unconsolidated ventures during the three months ended March 31, 2026 or 2025.

5. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	March 31, 2026	December 31, 2025
Special Improvement District receivable, net	$91,295	$90,417
Security, escrow, and other deposits	53,938	54,608
Prepaid expenses	27,486	15,883
In-place leases, net	27,409	28,486
Other	11,253	7,836
Intangibles, net	10,778	7,930
Tenant incentives and other receivables, net	4,277	15,259
TIF receivable, net	3,976	4,012
Derivative assets	3,829	3,113
Notes receivable, net	3,572	2,932
Net investment in lease receivable	2,867	2,781
Condominium inventory	886	3,937
Other assets, net	$241,566	$237,194

HHC 2026 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	March 31, 2026	December 31, 2025
Condominium deposit liabilities	$779,290	$748,795
Construction payables	246,962	263,845
Deferred income	156,821	166,121
Tenant and other deposits	63,723	59,736
MUD sale liability	60,721	64,364
Accounts payable and accrued expenses	29,416	56,684
Other	27,604	27,911
Accrued interest	26,147	50,800
Accrued real estate taxes	19,006	35,311
Accrued payroll and other employee liabilities	12,801	29,326
Derivative liabilities	1,556	689
Accounts payable and other liabilities	$1,424,047	$1,503,582

6. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net Mortgages, notes, and loans payable, net are summarized as follows:

thousands	March 31, 2026	December 31, 2025
Fixed-rate debt
Senior unsecured notes	$2,300,000	$2,050,000
Secured mortgages payable	1,791,695	1,793,561
Special Improvement District bonds	78,173	80,294
Variable-rate debt (a)
Secured Bridgeland Notes	85,000	85,000
Secured mortgages payable	1,583,396	1,135,359
Unamortized deferred financing costs (b)	(46,968)	(34,386)
Mortgages, notes, and loans payable, net	$5,791,296	$5,109,828
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

As of March 31, 2026, land, buildings and equipment, developments, and other collateral with a net book value of $5.3 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

Senior Unsecured Notes In February 2026, HHC issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034 (collectively the February 2026 Senior Notes). These notes will pay interest semi-annually beginning in September 2026. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028 and will use the remaining proceeds for general corporate purposes.

The February 2026 Senior Notes were offered in a private placement, solely to persons reasonably believed to be qualified institutional buyers. These notes have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

HHC 2026 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the Company’s senior unsecured notes by issuance date. These notes have fixed rates of interest that are payable semi-annually and are interest only until maturity.

$ in thousands	Principal	Maturity Date	Interest Rate
February 2021	650,000	February 2029	4.125%
February 2021	650,000	February 2031	4.375%
February 2026	500,000	February 2032	5.875%
February 2026	500,000	February 2034	6.125%
Senior unsecured notes	$2,300,000

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

The following table summarizes the Company’s secured mortgages payable:

	March 31, 2026				December 31, 2025
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,791,695	3.13% - 8.67%	4.92%	4.8	$1,793,561	3.13% - 8.67%	4.91%	5.1
Variable rate (b)	1,583,396	5.42% - 8.87%	6.89%	2.0	1,135,359	5.77% - 8.87%	7.34%	1.3
Secured mortgages payable	$3,375,091	3.13% - 8.87%	5.84%	3.5	$2,928,920	3.13% - 8.87%	5.85%	3.6
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of March 31, 2026, and December 31, 2025, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 6.82% as of March 31, 2026, and 7.15% as of December 31, 2025. See Note 8 - Derivative Instruments and Hedging Activities for additional information.

During 2026, the Company’s mortgage activity included new borrowings of $369.6 million, draws on existing mortgages of $81.0 million, and repayments of $5.1 million. As of March 31, 2026, the Company’s secured mortgage loans had $1.1 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2030 to 2055 as of March 31, 2026, and fixed rates ranging from 4.13% to 6.50% with maturities ranging from 2030 to 2055 as of December 31, 2025. During the three months ended March 31, 2026, obligations of $1.4 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes The Company’s $600.0 million secured notes mature in 2029 and are secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 5.95%. In the second quarter of 2025, $198.0 million was repaid primarily using the proceeds from the sale of MUD receivables, bringing outstanding borrowings to $85.0 million as of March 31, 2026.

HHC 2026 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

As of March 31, 2026, the Company was not in compliance with certain property-level debt covenants. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

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

	March 31, 2026				December 31, 2025
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$3,829	$—	$3,621	$208	$3,113	$—	$3,113	$—
Derivative liabilities	1,556	—	1,556	—	689	—	689	—

The fair values of interest rate derivatives (Level 2) are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2026		December 31, 2025
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash, cash equivalents, and restricted cash (a)	Level 1	$1,582,073	$1,582,073	$1,199,225	$1,199,225
Accounts receivable, net (b)	Level 3	131,559	131,559	134,122	134,122
Notes receivable, net (c)	Level 3	3,572	3,572	2,932	2,932

Liabilities:
Fixed-rate debt (d)	Level 2	4,169,868	3,955,001	3,923,855	3,794,729
Variable-rate debt (d)	Level 2	1,668,396	1,668,396	1,220,359	1,220,359
(a)Cash, cash equivalents, and restricted cash include demand deposits, money market mutual funds, and U.S. Treasury bills with original maturities of 90 days or less.
(b)Accounts receivable, net is shown net of an allowance of $8.0 million at March 31, 2026, and $7.2 million at December 31, 2025. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(c)Notes receivable, net is shown net of an immaterial allowance at March 31, 2026, and December 31, 2025.
(d)Excludes related unamortized financing costs.

HHC 2026 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The carrying amounts of Cash, cash equivalents, and restricted cash; Accounts receivable, net; and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s senior unsecured notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of March 31, 2026. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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
(a)The fair value was determined based on an independent property appraisal using market‑participant assumptions as of June 2025. Refer to Note 3 - Acquisitions and Dispositions for additional information.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of March 31, 2026, or December 31, 2025.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The reduction in Interest expense related to the amortization of terminated swaps is immaterial.
HHC 2026 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Amounts reported in AOCI related to derivatives are reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $2.0 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	March 31, 2026	December 31, 2025
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$250,000	4.50%	6/17/2025	7/1/2026	$1	$1
Interest rate cap	95,715	6.00%	6/20/2024	7/15/2026	—	—
Interest rate cap	12,039	6.00%	6/20/2024	7/15/2026	—	—
Interest rate cap	169,591	5.25%	12/2/2024	12/15/2026	8	1
Interest rate cap	80,291	5.50%	2/26/2026	3/9/2028	161	—
Interest rate cap	14,169	5.50%	2/26/2026	3/9/2028	28	—

Derivative instruments designated as hedging instruments:
Interest rate swap	79,198	3.97%	5/1/2025	4/15/2026	(10)	(59)
Interest rate swap	32,400	3.98%	7/10/2025	8/1/2026	(35)	(88)
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	(59)	(542)
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	710	792
Interest rate swap	127,000	3.50%	11/7/2025	1/8/2027	268	145
Interest rate cap	58,846	4.15%	12/21/2025	12/21/2028	339	183
Interest rate swap	33,765	4.89%	11/1/2019	1/1/2032	2,106	1,991
Interest rate swap	300,000	3.68%	3/30/2026	3/30/2031	(1,452)	—

Other:
Warrants (c)	n/a	n/a	Various	Various	208	—
Total fair value derivative assets					$3,829	$3,113
Total fair value derivative liabilities					(1,556)	(689)
Total fair value derivative asset (liability), net					$2,273	$2,424
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest related to these contracts was $0.6 million income for the three months ended March 31, 2026, and $0.2 million expense for the three months ended March 31, 2025.
(c)The Company holds two outstanding warrants. One warrant represents approximately 98% of the aggregate fair value and has an effective date of February 2025 and a maturity date of February 2035. The remaining warrant is immaterial and has similar economic characteristics.

The tables below present the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
thousands	2026	2025
Interest rate derivatives	$(200)	$(1,120)

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended March 31,
thousands	2026	2025
Interest expense	$354	$699

HHC 2026 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The fair value of derivatives in a net liability position related to these agreements was $1.8 million as of March 31, 2026.

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

Columbia The Company is currently developing certain property it owns in Merriweather District, which is subject to certain recorded documents, covenants, and restrictions (the Covenants). Under the Covenants, HHC is the master developer of Merriweather District. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (the Hotel Lot) subject to the Covenants. IMH has made demands that HHC accede to IMH’s development plans for the Hotel Lot and HHC has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that HHC gave its consent, under the Covenants, to IMH’s proposed changes in use and onsite parking, or that the limitations under the Covenants are obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHC's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleged were caused by HHC breaching the Covenants by prohibiting IMH from proceeding with its proposed development, and (4) declarations finding that HHC breached the shared parking related Covenants relating to HHC’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million. The Company appealed the judgment, and the Appellate Court of Maryland affirmed the judgment. The Company paid the judgment and related interest in full in January 2026.

Kō'ula In January 2025, the Association of Unit Owners of Kō'ula filed two complaints in the Circuit Court of the First Circuit, State of Hawai‘i, against the Company and the general contractor, with one complaint alleging multiple code violations and construction defects (Defect Action) and the other complaint claiming that the Company understated operating costs and disproportionately allocated common expenses to the detriment of unit owners (Budget Action). The Company’s insurance carrier has agreed to defend the Defect Action, while coverage for the Budget Action was denied. The Company filed a motion to consolidate both complaints, which was granted in June 2025, and the Court’s order regarding the same was entered in September 2025. The Company filed motions to dismiss both actions in October 2025, which the Court denied in January 2026. The Company then filed answers to each complaint as well as a counterclaim in the Budget Action, seeking reimbursement of its start-up costs. In March 2026, the Association filed a motion to dismiss the counterclaim and is awaiting a ruling by the Court. The trial is presently scheduled for January 2027. The Company has not accrued any amounts related to these claims as the damages are undetermined.

Letters of Credit and Surety Bonds As of March 31, 2026, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $308.2 million. As of December 31, 2025, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $383.1 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 13 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of March 31, 2026, and December 31, 2025, there were no events requiring financial performance under the following guarantees.

HHC 2026 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Seaport Entertainment Guaranty Following the execution of the spinoff of Seaport Entertainment Group Inc. and its subsidiaries (Seaport Entertainment or SEG), HHH provided a full backstop guaranty for SEG’s outstanding $61.3 million mortgage related to its 250 Water Street property (SEG Term Loan). As consideration for providing such guaranty, SEG paid the Company an annualized guaranty fee equal to 2.0% of the total outstanding principal, paid monthly. The Company’s maximum exposure under this guaranty was equal to the outstanding principal and interest balance at the end of each period. On February 6, 2026, SEG announced that it had closed the sale of its 250 Water Street property. As part of the transaction, SEG repaid the SEG Term Loan in full and the Company was released from the related backstop guaranty.

Floreo Guaranty In 2022, the Company’s 50%-owned joint venture Floreo closed on a bond financing. Total borrowing capacity is $365.0 million with a maturity date of December 1, 2029. Outstanding borrowings as of March 31, 2026 were $268.0 million. A wholly owned subsidiary of the Company (HHC Subsidiary) provided a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the LTV ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guaranty requiring the payment of cash collateral in the event HHC Subsidiary fails to make necessary payments when due. The potential cash collateral commitment associated with this guaranty is $100.0 million and the cash collateral becomes nonrefundable if Floreo defaults on the bond obligation.

The Company received $11.0 million in exchange for providing the guaranty. This deferred income was recorded in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, and will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of March 31, 2026, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Merriweather District To the extent that increases in taxes do not cover debt service payments on the Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of March 31, 2026, any obligations to pay special taxes are not probable.

Ward Village As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guaranty whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guaranty, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae`o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō'ula, Victoria Place, The Park Ward Village, Kalae, and The Launiu were satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to fulfill the remaining reserved housing guaranty in the community. Construction on Ulana Ward Village was completed in November 2025.

10. Income Taxes

	Three Months Ended March 31,
thousands except percentages	2026	2025
Income tax expense (benefit)	$2,794	$3,707
Income (loss) before income taxes	11,292	15,496
Effective tax rate	24.7%	23.9%

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

HHC 2026 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

11. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at December 31, 2025	$(1,827)
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(200)
(Gain) loss reclassified to net income	(354)
Net current-period other comprehensive Income (loss)	(554)
Balance at March 31, 2026	$(2,381)

Balance at December 31, 2024	$1,968
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(1,120)
(Gain) loss reclassified to net income	(699)
Net current-period other comprehensive income (loss)	(1,819)
Balance at March 31, 2025	$149

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended March 31,		Affected line items in the Statements of Operations
thousands	2026	2025
(Gains) losses on cash flow hedges	$(469)	$(923)	Interest expense
Income tax expense (benefit)	115	224	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(354)	$(699)

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

HHC 2026 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
thousands	2026	2025
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$3,134	$342
Master Planned Communities land sales	99,573	71,642
Builder price participation	8,682	9,287
Total	111,389	81,271

Recognized at a point in time or over time:
Other revenues	10,979	9,644

Rental and lease-related revenues
Rental revenue	113,549	108,413
Total revenues	$235,917	$199,328

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

thousands
Balance at December 31, 2025	$896,896
Consideration earned during the period	(22,914)
Consideration received during the period	44,476
Balance at March 31, 2026	$918,458

Balance at December 31, 2024	$584,536
Consideration earned during the period	(14,665)
Consideration received during the period	29,119
Balance at March 31, 2025	$598,990

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of March 31, 2026, was $4.6 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$1,079,542	$456,264	$3,039,995

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

HHC 2026 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of less than 1 year to approximately 24 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

thousands	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$5,074	$5,231
Operating lease obligations	4,773	4,868

Future minimum lease payments as of March 31, 2026, are as follows:

thousands	Operating Leases
Remainder of 2026	$775
2027	898
2028	616
2029	622
2030	381
Thereafter	5,300
Total lease payments	8,592
Less: imputed interest	(3,819)
Present value of lease liabilities	$4,773

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Three Months Ended March 31,
thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$181	$155
HHC 2026 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Other Information	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (years)
Operating leases	16.6	16.1
Weighted-average discount rate
Operating leases	7.2%	7.1%

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

	Three Months Ended March 31,
thousands	2026	2025
Total minimum rent payments	$61,461	$60,410

Total future minimum rents associated with operating leases are as follows as of March 31, 2026:

thousands	Total Minimum Rent
Remainder of 2026	$191,152
2027	256,251
2028	236,160
2029	216,218
2030	191,026
Thereafter	661,157
Total	$1,751,964

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

HHC 2026 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Three Months Ended March 31, 2026
Total revenues	$119,202	$112,281	$4,407
Condominium rights and unit cost of sales	—	—	(3,134)
Master Planned Communities cost of sales	—	(34,742)	—
Operating costs	(35,277)	(13,135)	(4,434)
Rental property real estate taxes	(15,707)	—	(521)
(Provision for) recovery of doubtful accounts	59	—	—
Segment operating income (loss)	68,277	64,404	(3,682)
Depreciation and amortization	(45,578)	(65)	(2,057)
Interest income (expense), net	(33,507)	21,712	4,974
Other income (loss), net	19	1,860	(889)
Equity in earnings (losses) from unconsolidated ventures	5,877	(3,535)	(4,982)
Segment EBT	$(4,912)	$84,376	$(6,636)

Three Months Ended March 31, 2025
Total revenues	$114,002	$84,454	$854
Condominium rights and unit cost of sales	—	—	(242)
Master Planned Communities cost of sales	—	(25,214)	—
Operating costs	(34,222)	(12,991)	(3,576)
Rental property real estate taxes	(14,751)	—	(548)
(Provision for) recovery of doubtful accounts	156	—	—
Segment operating income (loss)	65,185	46,249	(3,512)
Depreciation and amortization	(43,123)	(111)	(1,158)
Interest income (expense), net	(34,218)	16,786	4,646
Other income (loss), net	(196)	—	(1,262)
Equity in earnings (losses) from unconsolidated ventures	4,643	(3,410)	87
Gain (loss) on sale or disposal of real estate and other assets, net	9,979	3,750	—
Segment EBT	$2,270	$63,264	$(1,199)

HHC 2026 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following represents the reconciliation of segment EBT to Net income (loss) attributable to common stockholders in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
thousands	2026	2025
Operating Assets EBT	$(4,912)	$2,270
MPC EBT	84,376	63,264
Strategic Developments EBT	(6,636)	(1,199)
General and administrative expense	(17,197)	(21,214)
Corporate interest expense, net	(28,258)	(22,190)
Corporate income, expenses, and other items	(16,081)	(5,435)
Net income (loss) before income tax	$11,292	$15,496

The following represents the reconciliation of segment revenue to Total revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
thousands	2026	2025
Operating Assets revenue	$119,202	$114,002
MPC revenue	112,281	84,454
Strategic Developments revenue	4,407	854
Corporate income	27	18
Total revenues	$235,917	$199,328

The assets by segment and the reconciliation of total segment assets to Total assets on the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	March 31, 2026	December 31, 2025
Operating Assets	$3,632,788	$3,606,214
Master Planned Communities	3,570,478	3,487,301
Strategic Developments	2,509,505	2,378,762
Corporate	619,873	261,367
Total assets	$10,332,644	$9,733,644

The following represents capital expenditures by segment:

	Three Months Ended March 31,
thousands	2026	2025
Operating Assets	$9,911	$8,976
Master Planned Communities	74	75
Strategic Developments	23,296	53,834

HHC 2026 FORM 10-Q | 27

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
Item 2. Management’s Narrative Analysis of Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Capitalized terms used, but not defined, in this MD&A have the same meanings as in such Notes.

HHC 2026 FORM 10-Q | 28

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. We claim the protection of the Safe Harbor contained in the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, or business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “will,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees.

Forward-looking statements include statements regarding:

–    accelerated growth in our core Master Planned Communities assets
–    expected performance of our stabilized, income-producing properties, and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected capital required for our operations and development opportunities for our properties
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    estimates of our future liquidity, development opportunities, development spending, and management plans; and
–    descriptions of assumptions underlying or relating to any of the foregoing

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
HHC 2026 FORM 10-Q | 29

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes, and requirements to transfer control to a condominium association’s board of directors in certain situations, as well as potential defaults by purchasers on their obligations to purchase condominiums
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our indebtedness, including our $650,000,000 4.125% senior unsecured notes due 2029, $650,000,000 4.375% senior unsecured notes due 2031, $500,000,000 5.875% senior unsecured notes due 2032, and $500,000,000 6.125% senior unsecured notes due 2034, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–catastrophic events or geopolitical conditions, such as international armed conflicts, or the occurrence of epidemics or pandemics; and
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC

Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations, plans, objectives, future performance, or financial condition. Other factors not described in this Quarterly Report also could cause results to differ from our expectations. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2025 Annual Report. The risk factors contained in our 2025 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

HHC 2026 FORM 10-Q | 30

MANAGEMENT’S NARRATIVE ANALYSIS OVERVIEW	Table of Contents

OVERVIEW

Description of Business

Overview The Howard Hughes Corporation (HHC or the Company) is a real estate development company that operates a large-scale, mixed-use real estate platform focused on the development of master planned communities (MPCs), the investment in strategic real estate development opportunities, and the ownership and operation of income-producing properties. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants.

Throughout this section, changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our condensed consolidated financial statements and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

Segments The Company operates through three business segments: Operating Assets, MPCs, and Strategic Developments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate times, which helps mitigate development risk, using the cash flow harvested from the sale of land to homebuilders. Once the commercial developments are completed, the assets transition to Operating Assets, which increases recurring Net Operating Income (NOI). New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market and generate more cash flow from MPCs. Our Strategic Developments segment also develops and sells residential condominiums in Hawai‘i.

HHH’s Planned Acquisition of Vantage In December 2025, HHH announced that it had entered into a definitive agreement to acquire 100% of Vantage Group Holdings Ltd. (Vantage), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. The transaction remains subject to regulatory approvals and other customary closing conditions, and is expected to close in the second quarter of 2026. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Non-GAAP Measures In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as NOI. See the Operating Assets section below for the reconciliation of this GAAP to non-GAAP financial measure and statements indicating why management believes this non-GAAP financial measure provides useful information for investors.

HHC 2026 FORM 10-Q | 31

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

	Three Months Ended March 31,
thousands except percentages	2026	2025	$ Change	% Change
Rental revenue	$113,549	$108,354	$5,195	5%
Other revenues	5,653	5,648	5	—%
Total revenues	119,202	114,002	5,200	5%

Operating costs	(35,277)	(34,222)	(1,055)	(3)%
Rental property real estate taxes	(15,707)	(14,751)	(956)	(6)%
(Provision for) recovery of doubtful accounts	59	156	(97)	(62)%
Total operating expenses	(50,925)	(48,817)	(2,108)	(4)%
Segment operating income (loss)	68,277	65,185	3,092	5%
Depreciation and amortization	(45,578)	(43,123)	(2,455)	(6)%
Interest income (expense), net	(33,507)	(34,218)	711	2%
Other income (loss), net	19	(196)	215	110%
Equity in earnings (losses) from unconsolidated ventures	5,877	4,643	1,234	27%
Gain (loss) on sale or disposal of real estate and other assets, net	—	9,979	(9,979)	(100)%
Segment EBT	$(4,912)	$2,270	$(7,182)	NM
NM Not meaningful.

For the three months ended March 31, 2026:

Operating Assets segment EBT decreased $7.2 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate decreased $10.0 million primarily due to the sale of two land parcels and a retail space in Ward Village in 2025.

Excluding the impact of the gain on sale in the prior period, EBT increased $2.8 million primarily due to the following:
–Rental revenues, net of Operating costs increased $4.1 million primarily due to increased leasing activity across our portfolio and expiration of rent abatements.

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

HHC 2026 FORM 10-Q | 32

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

	Three Months Ended March 31,
thousands except percentages	2026	2025	$ Change	% Change
Operating Assets segment EBT	$(4,912)	$2,270	$(7,182)	NM
Add back:
Depreciation and amortization	45,578	43,123	2,455	6%
Interest (income) expense, net	33,507	34,218	(711)	(2)%
Equity in (earnings) losses from unconsolidated ventures	(5,877)	(4,643)	(1,234)	(27)%
(Gain) loss on sale or disposal of real estate and other assets, net	—	(9,979)	9,979	100%
Impact of straight-line rent	(2,622)	(1,160)	(1,462)	(126)%
Other	(15)	189	(204)	(108)%
Operating Assets NOI	$65,659	$64,018	$1,641	3%
NM Not meaningful.

The table below presents Operating Assets NOI by property type:

	Three Months Ended March 31,
thousands except percentages	2026	2025	$ Change	% Change
Office	$33,712	$32,903	$809	2%
Retail	13,964	13,810	154	1%
Multifamily	16,288	15,763	525	3%
Other	1,695	1,542	153	10%
Operating Assets NOI	$65,659	$64,018	$1,641	3%

For the three months ended March 31, 2026:

Operating Assets NOI increased $1.6 million compared to the prior-year period with modest increases across all property types. Performance in Office and Multifamily was impacted by strong leasing activity and expiration of rent abatements across the portfolio.

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

	Three Months Ended March 31,
thousands except percentages	2026	2025	$ Change	% Change
Master Planned Communities land sales	$99,573	$71,642	$27,931	39%
Other revenues	4,026	3,525	501	14%
Builder price participation	8,682	9,287	(605)	(7)%
Total revenues	112,281	84,454	27,827	33%

Master Planned Communities cost of sales	(34,742)	(25,214)	(9,528)	(38)%
Operating costs	(13,135)	(12,991)	(144)	(1)%
Total operating expenses	(47,877)	(38,205)	(9,672)	(25)%
Segment operating income (loss)	64,404	46,249	18,155	39%
Depreciation and amortization	(65)	(111)	46	41%
Interest income (expense), net	21,712	16,786	4,926	29%
Other income (loss), net	1,860	—	1,860	NM
Equity in earnings (losses) from unconsolidated ventures	(3,535)	(3,410)	(125)	(4)%
Gain (loss) on sale or disposal of real estate and other assets, net	—	3,750	(3,750)	(100)%
Segment EBT	$84,376	$63,264	$21,112	33%
NM Not meaningful.

HHC 2026 FORM 10-Q | 33

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table presents MPC segment EBT by MPC:

	Three Months Ended March 31,
thousands except percentages	2026	2025	$ Change	% Change
Bridgeland	$34,734	$16,792	$17,942	107%
Summerlin	49,413	42,089	7,324	17%
Teravalis	(3,451)	1,086	(4,537)	NM
The Woodlands	780	1,222	(442)	(36)%
The Woodlands Hills	2,900	2,075	825	40%
Segment EBT	$84,376	$63,264	$21,112	33%
NM Not meaningful.

For the three months ended March 31, 2026:

MPC segment EBT increased $21.1 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales increased $18.4 million primarily due to increased residential MPC land sales closed in Bridgeland and an increase in deferred revenue, net of associated deferred costs in Summerlin. These increases were partially offset by a decrease in residential MPC land sales closed in Summerlin. See Master Planned Communities Land Sales and Residential and Commercial Land Sales Closed tables below for additional information on land sales activity in the period.
–Interest income increased $4.9 million primarily due to increased capitalized interest in Bridgeland and Summerlin.

Master Planned Communities Land Sales The following table presents the detail of MPC land sales recognized for the three months ended March 31, 2026 and 2025. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	Three Months Ended March 31,
thousands except percentages	2026	2025	$ Change	% Change
Total residential land sales closed	$85,633	$69,582	$16,051	23%
Total commercial land sales closed	3,557	—	3,557	NM
Net recognized (deferred) revenue:
Bridgeland	240	312	(72)	(23)%
The Woodlands	338	21	317	NM
The Woodlands Hills	15	—	15	NM
Summerlin	8,355	(818)	9,173	NM
Total net recognized (deferred) revenue	8,948	(485)	9,433	NM
Special Improvement District revenue	1,435	2,545	(1,110)	(44)%
Master Planned Communities land sales	$99,573	$71,642	$27,931	39%
NM Not meaningful.

HHC 2026 FORM 10-Q | 34

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Residential and Commercial Land Sales Closed The following tables detail our residential and commercial land sales closed for the three months ended March 31:

	Summary of MPC Land Sales Closed
	Land Sales		Acres Sold		Average Price Per Acre
thousands, except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$42,558	$22,368	61.9	37.0	$688	$605

Summerlin
Superpad sites	22,400	45,423	12.8	29.4	1,750	1,545
Custom lots	15,750	—	2.2	—	7,159	—

The Woodlands Hills
Single family	4,925	1,791	10.1	3.8	488	471

Total residential land sales closed (a)	$85,633	$69,582	87.0	70.2	$984	$991

Commercial Land Sales Closed

The Woodlands	3,557	—	5.8	—	613	—

Total commercial land sales closed (a)	$3,557	$—	5.8	—	$613	$—
(a)Excludes revenues recognized in the current period which are related to sales closed in prior periods and includes revenues deferred on sales closed in the current period. Please see the summary of MPC land sales table above which reconciles total residential and commercial land sales closed to MPC land sales revenue recognized for the three months ended March 31, 2026 and 2025.

MPC Land Inventory The following table summarizes MPC land inventory activity for the three months ended March 31, 2026:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2025	$522,231	$1,257,053	$547,211	$187,315	$121,267	$2,635,077
Development expenditures (a)	80,750	61,489	552	1,171	10,382	154,344
MPC Cost of sales	(14,926)	(16,804)	—	(1,007)	(2,005)	(34,742)
MUD reimbursable costs (b)	(67,021)	—	—	(292)	(8,614)	(75,927)
Other	(16,807)	(6,040)	72	(73)	(2,743)	(25,591)
Balance March 31, 2026	$504,227	$1,295,698	$547,835	$187,114	$118,287	$2,653,161
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Our expenses relating to these assets are primarily related to costs associated with constructing the assets, selling condominiums, carrying costs including, but not limited to, property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to Operating Assets when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

HHC 2026 FORM 10-Q | 35

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Segment EBT Segment EBT for Strategic Developments is presented below:

	Three Months Ended March 31,
thousands except percentages	2026	2025	$ Change	% Change
Condominium rights and unit sales	$3,134	$342	$2,792	NM
Rental revenue	—	59	(59)	(100)%
Other revenues	1,273	453	820	181%
Total revenues	4,407	854	3,553	NM

Condominium rights and unit cost of sales	(3,134)	(242)	(2,892)	NM
Operating costs	(4,434)	(3,576)	(858)	(24)%
Rental property real estate taxes	(521)	(548)	27	5%
Total operating expenses	(8,089)	(4,366)	(3,723)	(85)%
Segment operating income (loss)	(3,682)	(3,512)	(170)	(5)%
Depreciation and amortization	(2,057)	(1,158)	(899)	(78)%
Interest income (expense), net	4,974	4,646	328	7%
Other income (loss), net	(889)	(1,262)	373	30%
Equity in earnings (losses) from unconsolidated ventures	(4,982)	87	(5,069)	NM
Segment EBT	$(6,636)	$(1,199)	$(5,437)	NM
NM Not meaningful.

For the three months ended March 31, 2026:

Strategic Developments segment EBT decreased $5.4 million compared to the prior-year period primarily due to the following:
–Equity earnings decreased $5.1 million due to the recognition of the Company’s share of a loss on sale of land at our West End Alexandria joint venture. See Note 2 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Although the final six units at Ulana Ward Village closed in the current period, condominium sales, net of cost of sales remained flat as this is a workforce tower and closed at a breakeven gross margin as expected. Ulana Ward Village is our second workforce tower and fulfills our current reserved housing guaranty in the community. See Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information on the reserved housing requirements in Ward Village. The next condominium tower, The Park Ward Village, is expected to begin unit closings in the second quarter of 2026.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums Ulana Ward Village was completed in the fourth quarter of 2025, and 690 of the 696 units were closed in 2025. The remaining 6 units closed in the first quarter of 2026.

Under Construction and Predevelopment Condominiums The Company commenced construction on The Launiu in the first quarter of 2026. The following provides further detail for our under construction and predevelopment condominium projects as of March 31, 2026:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Under construction
The Park Ward Village	Honolulu, HI	—	526	545	97%	Q2 2026
Kalae	Honolulu, HI	—	309	329	94%	2028
The Ritz-Carlton Residences	The Woodlands, TX	—	85	111	77%	2027
The Launiu	Honolulu, HI	—	357	485	74%	2028
Predevelopment
Melia	Honolulu, HI	—	153	220	70%	2030
‘Ilima	Honolulu, HI	—	91	148	61%	2030

HHC 2026 FORM 10-Q | 36

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended March 31,
thousands except percentages	2026	2025	$ Change	% Change
General and administrative expenses	$(17,197)	$(21,214)	$4,017	19%
Corporate interest expense, net	(28,258)	(22,190)	(6,068)	(27)%
Gain (loss) on extinguishment of debt	(10,226)	—	(10,226)	NM
Corporate depreciation and amortization	(940)	(747)	(193)	(26)%
Income tax (expense) benefit	(2,794)	(3,707)	913	25%
Other	(4,915)	(4,688)	(227)	(5)%
Total Corporate income, expenses, and other items	$(64,330)	$(52,546)	$(11,784)	(22)%
NM Not meaningful.

For the three months ended March 31, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Loss on extinguishment of debt increased $10.2 million due to payment of the bond call premium and accelerated amortization of related debt issuance costs following the repayment of the $750.0 million 5.375% senior unsecured notes in the first quarter of 2026. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
–Corporate interest expense, net increased $6.1 million primarily due to higher interest expense following the issuance of senior unsecured notes in the current period and higher interest expense recognized from the accretion of the liability related to the sale of future MUD receivables.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–General and administrative expenses decreased $4.0 million primarily due to a decrease in compensation and benefits, including those from the strategic reduction in force in 2025, as well as other cost reduction initiatives.

HHC 2026 FORM 10-Q | 37

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2026 FORM 10-Q | 38

PART II

Item 1. Legal Proceedings

Please refer to Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2025 Annual Report.

Item 6. Exhibits

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

Exhibit Number	Description

4.5
Indenture, dated as of February 17, 2026, between The Howard Hughes Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Howard Hughes Holdings Inc. Current Report on Form 8-K, filed February 17, 2026)

4.6
Indenture, dated as of February 17, 2026, between The Howard Hughes Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Howard Hughes Holdings Inc. Current Report on Form 8-K, filed February 17, 2026)

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
May 11, 2026
HHC 2026 FORM 10-Q | 40