Form 10-Q
period 2026-06-30
Howard Hughes Corp
filed 2026-08-12
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
or
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
☐ Yes    ☒ No

The number of shares of common stock outstanding as of August 12, 2026, was 10. These shares are 100% owned by Howard Hughes Holdings Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands	June 30, 2026	December 31, 2025
ASSETS
Master Planned Communities assets	$2,646,774	$2,635,077
Buildings and equipment	4,031,686	4,028,862
Less: accumulated depreciation	(1,117,166)	(1,082,124)
Land	335,872	307,625
Developments	1,072,034	1,477,615
Net investment in real estate	6,969,200	7,367,055
Investments in unconsolidated ventures	186,153	170,122
Cash and cash equivalents	697,851	570,574
Restricted cash	632,945	628,651
Accounts receivable, net	135,105	134,122
Municipal Utility District (MUD) receivables, net	579,160	459,729
Deferred expenses, net	155,305	160,966
Intangibles, net	36,573	34,658
Goodwill	2,336	2,336
Other assets, net	208,643	205,431
Total assets	$9,603,271	$9,733,644

LIABILITIES
Mortgages, notes, and loans payable, net	$5,456,403	$5,109,828
Deferred tax liabilities, net	208,100	164,507
Other liabilities, net	1,309,286	1,508,450
Total liabilities	6,973,789	6,782,785

Commitments and Contingencies (see Note 8)

EQUITY
Common stock: 10 shares authorized, issued, and outstanding as of June 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	2,418,425	2,936,473
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	143,761	(50,577)
Accumulated other comprehensive income (loss)	1,499	(1,827)
Total equity attributable to Howard Hughes Holdings Inc.	2,563,685	2,884,069
Noncontrolling interests	65,797	66,790
Total equity	2,629,482	2,950,859
Total liabilities and equity	$9,603,271	$9,733,644

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
REVENUES
Condominium rights and unit sales	$706,311	$193	$709,445	$535
Master Planned Communities land sales	170,936	125,041	270,509	196,683
Rental revenue	114,198	111,092	227,747	219,505
Builder price participation	6,868	14,138	15,550	23,425
Other revenues	10,873	10,416	21,852	20,060
Total revenues	1,009,186	260,880	1,245,103	460,208

EXPENSES
Condominium rights and unit cost of sales	575,389	811	578,523	1,053
Master Planned Communities cost of sales	59,057	45,178	93,799	70,392
Operating costs	54,723	50,518	107,756	101,307
Rental property real estate taxes	14,798	15,365	31,026	30,664
Provision for (recovery of) doubtful accounts	123	542	64	386
General and administrative	15,694	29,366	32,891	50,580
Depreciation and amortization	55,341	44,325	103,981	89,464
Other expenses	4,494	4,273	8,386	9,070
Total expenses	779,619	190,378	956,426	352,916

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	51,800	1,656	51,800	15,385
Other income (loss), net	(571)	885	(444)	(482)
Total other	51,229	2,541	51,356	14,903

Operating income (loss)	280,796	73,043	340,033	122,195

Interest income	8,010	4,575	14,721	10,693
Interest expense	(45,812)	(43,694)	(87,602)	(84,788)
Gain (loss) on extinguishment of debt	(413)	(307)	(10,639)	(307)
Gain (loss) on sale of MUD receivables	(555)	(48,197)	(555)	(48,197)
Equity in earnings (losses) from unconsolidated ventures	301	(1,887)	(2,339)	(567)
Income (loss) before income taxes	242,327	(16,467)	253,619	(971)
Income tax expense (benefit)	58,084	(3,965)	60,878	(258)
Net income (loss)	184,243	(12,502)	192,741	(713)
Net (income) loss attributable to noncontrolling interests	1,436	(68)	1,597	(373)
Net income (loss) attributable to Howard Hughes Holdings Inc.	$185,679	$(12,570)	$194,338	$(1,086)

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Net income (loss)	$184,243	$(12,502)	$192,741	$(713)
Other comprehensive income (loss):
Interest rate caps and swaps	3,042	(873)	2,488	(2,692)
Pension adjustment	838	—	838	—
Other comprehensive income (loss)	3,880	(873)	3,326	(2,692)
Comprehensive income (loss)	188,123	(13,375)	196,067	(3,405)
Comprehensive (income) loss attributable to noncontrolling interests	1,436	(68)	1,597	(373)
Comprehensive income (loss) attributable to Howard Hughes Holdings Inc.	$189,559	$(13,443)	$197,664	$(3,778)

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to HHH	Noncontrolling Interests	Total Equity
	Common Stock
thousands except shares	Shares	Amount
Balance at March 31, 2026	10	$—	$2,923,364	$(41,918)	$(2,381)	$2,879,065	$67,109	$2,946,174
Net income (loss)	—	—	—	185,679	—	185,679	(1,436)	184,243
Other comprehensive income (loss)	—	—	—	—	3,880	3,880	—	3,880
Transactions with noncontrolling interests	—	—	—	—	—	—	124	124
Capital transactions with HHH	—	—	(504,939)	—	—	(504,939)	—	(504,939)
Balance at June 30, 2026	10	$—	$2,418,425	$143,761	$1,499	$2,563,685	$65,797	$2,629,482

Balance at March 31, 2025	10	$—	$2,957,749	$(170,978)	$149	$2,786,920	$66,898	$2,853,818
Net income (loss)	—	—	—	(12,570)	—	(12,570)	68	(12,502)
Other comprehensive income (loss)	—	—	—	—	(873)	(873)	—	(873)
Capital transactions with HHH	—	—	(15,826)	—	—	(15,826)	—	(15,826)
Balance at June 30, 2025	10	$—	$2,941,923	$(183,548)	$(724)	$2,757,651	$66,966	$2,824,617

Balance at December 31, 2025	10	$—	$2,936,473	$(50,577)	$(1,827)	$2,884,069	$66,790	$2,950,859
Net income (loss)	—	—	—	194,338	—	194,338	(1,597)	192,741
Other comprehensive income (loss)	—	—	—	—	3,326	3,326	—	3,326
Transactions with noncontrolling interests	—	—	—	—	—	—	604	604
Capital transactions with HHH	—	—	(518,048)	—	—	(518,048)	—	(518,048)
Balance at June 30, 2026	10	$—	$2,418,425	$143,761	$1,499	$2,563,685	$65,797	$2,629,482

Balance at December 31, 2024	10	$—	$2,955,247	$(182,462)	$1,968	$2,774,753	$65,548	$2,840,301
Net income (loss)	—	—	—	(1,086)	—	(1,086)	373	(713)
Other comprehensive income (loss)	—	—	—	—	(2,692)	(2,692)	—	(2,692)
Transactions with noncontrolling interests	—	—	—	—	—	—	1,045	1,045
Capital transactions with HHH	—	—	(13,324)	—	—	(13,324)	—	(13,324)
Balance at June 30, 2025	10	$—	$2,941,923	$(183,548)	$(724)	$2,757,651	$66,966	$2,824,617

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$192,741	$(713)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	94,270	79,765
Amortization	9,804	9,820
Amortization of deferred financing costs	6,415	6,205
Straight-line rent amortization	(4,828)	(3,856)
Deferred income taxes	42,586	(1,375)
Restricted stock and stock option amortization	7,760	10,932
Net gain on sale of properties	(51,800)	(15,385)
Loss on sale of MUD receivables	555	48,197
Proceeds from sale of MUD receivables	17,540	180,043
(Gain) loss on extinguishment of debt	10,639	307
Equity in (earnings) losses from unconsolidated ventures, net of distributions	8,912	6,399
Provision for (recovery of) doubtful accounts	2,462	1,875
Master Planned Communities development expenditures	(274,296)	(184,047)
Master Planned Communities cost of sales, net of SID bonds transfers to buyers	85,264	67,887
Condominium development expenditures	(277,972)	(285,702)
Condominium rights and units cost of sales, net of closing commissions	560,092	1,053
Net Changes:
Accounts receivable, net	(6,633)	(29,747)
Other assets, net	7,039	18,957
Condominium deposits, net	(96,339)	30,133
Deferred expenses, net	(13,079)	(8,857)
Other liabilities, net	(39,093)	22,711
Cash provided by (used in) operating activities	282,039	(45,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(5,419)	(480)
Operating property improvements	(23,057)	(21,060)
Property development and redevelopment	(45,500)	(96,546)
Acquisition of assets	—	(16,356)
Proceeds from sales of properties, net	125,947	6,675
Reimbursements under tax increment financings and grants	2,879	5,179
Distributions from unconsolidated ventures	15,536	1,147
Investments in unconsolidated ventures, net	(39,682)	—
Other	22	(1,230)
Cash provided by (used in) investing activities	30,726	(122,671)
HHC 2026 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	1,559,283	382,510
Principal payments on mortgages, notes, and loans payable	(1,195,061)	(288,258)
Debt extinguishment costs	(6,900)	(204)
Special Improvement District bond funds released from (held in) escrow	8,620	17,887
Deferred financing costs and bond issuance costs	(20,243)	(1,683)
Distributions to HHH	(527,155)	(24,927)
Contributions from Teravalis noncontrolling interest owner	262	66
Cash provided by (used in) financing activities	(181,194)	85,391

Net change in cash, cash equivalents, and restricted cash	131,571	(82,678)
Cash, cash equivalents, and restricted cash at beginning of period	1,199,225	998,116
Cash, cash equivalents, and restricted cash at end of period	$1,330,796	$915,438

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$697,851	$557,635
Restricted cash	632,945	357,803
Cash, cash equivalents, and restricted cash at end of period	$1,330,796	$915,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$143,975	$139,383
Interest capitalized	75,815	70,840
Income taxes paid (refunded), net	8,790	7,997

NON-CASH TRANSACTIONS
Consideration from sale of properties	$—	$12,225
Special Improvement District bonds transfers to buyers	8,535	2,505
Capitalized stock compensation	1,873	1,475
Accrued property improvements, developments, and redevelopments	(7,023)	(2,020)
Promissory note for special land use	500	—

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Presentation of Financial Statements and Significant Accounting Policies

General These unaudited Condensed Consolidated Financial Statements have been prepared by The Howard Hughes Corporation (HHC or the Company) in accordance with accounting principles generally accepted in the United States of America (GAAP). References to HHC, the Company, Howard Hughes Communities, we, us, and our refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless otherwise specifically stated. References to Howard Hughes Holdings Inc. (HHH) refer to the Company’s parent holding company, Howard Hughes Holdings Inc., and its consolidated subsidiaries, including the Company, unless otherwise specifically stated.

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, and future fiscal years.

Principles of Consolidation and Basis of Presentation The Condensed Consolidated Financial Statements include the accounts of The Howard Hughes Corporation and its subsidiaries after elimination of intercompany balances and transactions. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 Consolidation. The outside equity interests in certain entities controlled by the Company are reflected in the Condensed Consolidated Financial Statements as noncontrolling interests. Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders' equity, net income, or cash flows.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

Vantage Acquisition On June 4, 2026, HHH completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings, Ltd. (Vantage), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion (Vantage Acquisition). Also on June 4, 2026, to support the funding of the Vantage Acquisition, HHH issued $1.0 billion of its preferred stock to Pershing Square Holdings, Ltd. The transaction was funded with the $1.0 billion of proceeds from the preferred stock issuance and $1.2 billion of cash on hand, of which approximately $900 million of cash was held at HHH, and the remainder was held at HHC. The interest in Vantage was purchased by a wholly owned subsidiary of HHH and is not a part of the HHC ownership structure. HHC will continue investing in its core real estate operations, and expects to contribute excess cash generated from its real estate operations to support the growth of HHH’s new insurance subsidiary.

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

Straight-line rent receivables arise from the recognition of rental income on a straight-line basis over the term of the lease when lease agreements contain scheduled rent increases or rent concessions. Tenant receivables represent amounts billed and currently due from tenants for contractual base rent, reimbursements of property operating expenses, and other lease-related charges. On a quarterly basis, management reviews the lease-related receivables for collectability. This analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease-related receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses if the estimated loss amount is probable and can be reasonably estimated.

HHC 2026 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Related-party receivables are primarily due from the Floreo joint venture. This balance includes reimbursable overhead costs incurred by the Company on behalf of Floreo and an outstanding balance of $6.0 million related to guaranty fees associated with Floreo’s bond financing. See Note 2 - Investments in Unconsolidated Ventures for additional information on the Floreo joint venture and Note 8 - Commitments and Contingencies for additional information on the guaranty fee.

Other receivables are primarily related to other short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers and assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. The Company records an allowance for credit losses if the estimated loss amount is probable.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	June 30, 2026	December 31, 2025
Straight-line rent receivables	$101,642	$96,975
Tenant receivables	2,345	5,512
Related-party receivables	22,566	18,640
Other receivables	8,552	12,995
Accounts receivable, net (a)	$135,105	$134,122
(a)As of June 30, 2026, the total reserve balance for amounts considered uncollectible was $8.6 million, comprised of $8.5 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2025, the total reserve balance was $7.2 million, comprised of $7.0 million attributable to lease-related receivables and $0.2 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Location	2026	2025	2026	2025
Rental revenue	$1,034	$718	$2,392	$1,489
Provision for (recovery of) doubtful accounts	123	542	64	386
Total (income) expense impact	$1,157	$1,260	$2,456	$1,875

Income Taxes HHC is a directly owned subsidiary of HHH and will be included in Howard Hughes Holdings Inc. and Subsidiaries’ United States (U.S.) Federal income tax return. The Company’s financial statements recognize the current and deferred income tax consequences that result from HHC’s activities during the current period pursuant to the provisions of ASC 740 Income Taxes as if the Company were a separate taxpayer rather than a member of Howard Hughes Holdings Inc.’s consolidated income tax return group.

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
In April 2026, the Company entered into a third transaction in which it transferred the reimbursement rights to $1.5 million of existing MUD receivables and related accrued interest, as well as $26.1 million of anticipated future MUD receivables, for total cash consideration of $17.5 million. Using the relative fair value method, $0.9 million of the cash consideration was allocated to the sale of the existing MUD receivables and $16.6 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $0.6 million in the Condensed Consolidated Statements of Operations.

For these transactions, the Company is required to complete future development activities. As such, liabilities associated with the future development spend were recorded at amortized cost in Other liabilities, net on the Condensed Consolidated Balance Sheets. The associated discounts, which represent the differences between the total future development spend and the allocated cash proceeds, are being amortized into interest expense over the expected development period using the effective interest method. As of June 30, 2026, the total remaining liability was $71.1 million and the total unamortized discount was $14.4 million. As of December 31, 2025, the total remaining liability was $64.4 million and the total unamortized discount was $12.8 million. Interest expense related to the discount amortization was $3.2 million for the three months ended June 30, 2026, and $7.9 million for the six months ended June 30, 2026, compared to $6.7 million for the three months ended June 30, 2025, and $9.2 million for the six months ended June 30, 2025.

In July 2026, the Company entered into a fourth sales transaction of MUD receivables, in which it transferred the reimbursement rights for existing and anticipated future MUD receivables, for total cash consideration of $58.6 million. The financial impact of this transaction will be reflected in the next reporting period. At this time, the Company is unable to reasonably estimate the allocation of these amounts between the existing and anticipated future MUD receivables to estimate the loss associated with the sale but will provide further details in future disclosures.

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired, and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, and the fair value of warrants, debt, and options granted. Master Planned Communities (MPC) cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation, and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Additionally, the future cash flow estimates and fair values used for impairment analysis are highly judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace, capitalization rates, selling costs, and estimated holding periods for the applicable assets. These estimates are affected by expectations about future market or economic conditions, and as such, actual results could differ from these and other estimates.

Impairment Analysis

Long-Lived Assets The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded for long-lived assets during the three and six months ended June 30, 2026, or 2025.

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

Investments in Unconsolidated Ventures The Company evaluates each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded for investments in unconsolidated ventures during the three and six months ended June 30, 2026 or 2025.

HHC 2026 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Consolidated Variable Interest Entities

Teravalis At June 30, 2026, and December 31, 2025, the Company owned an 88.0% interest in Teravalis, the Company’s large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheets included $545.4 million of MPC assets and $65.4 million of Noncontrolling interest related to Teravalis. As of December 31, 2025, the Company’s Condensed Consolidated Balance Sheets included $543.9 million of MPC assets and $65.2 million of Noncontrolling interest related to Teravalis.

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

Once pre-sales targets are met and construction financing is obtained, the Company will contribute land and Discovery will contribute up to $5.0 million. All other necessary capital contributions will be funded by the Company. After completion of the condominium tower and closing of condominium sales, cash distributions and the recognition of income-producing activities will be pro rata based on ownership interest. At June 30, 2026, and December 31, 2025, the Company owned 100% of this venture.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to ‘Ilima.

thousands	June 30, 2026	December 31, 2025
Buildings and equipment	$7,184	$7,161
Less: accumulated depreciation	(2,553)	(1,354)
Developments	15,002	14,684
Net investment in real estate	19,633	20,491
Cash and cash equivalents	20,113	21,690
Restricted cash	162,974	136,418
Accounts receivable, net	57	65
Deferred expenses, net	17,478	13,571
Other assets, net	67	565
Total assets	$220,322	$192,800

Other liabilities, net	$181,194	$153,430
Total liabilities	$181,194	$153,430

Noncontrolling Interests As of June 30, 2026, and December 31, 2025, noncontrolling interests were primarily related to the 12.0% noncontrolling interest in Teravalis.

Financing Receivable Credit Losses The Company is exposed to credit losses through the sale of goods and services to the Company’s customers. Receivables held by the Company primarily relate to short-term trade receivables, discussed above, and financing receivables, which include MUD receivables, Special Improvement District (SID) bonds, Tax Increment Financing (TIF) receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss on a quarterly basis using historical collection experience and future expectations by portfolio segment.

The amortized cost basis of financing receivables, consisting primarily of MUD and SID receivables, totaled $672.7 million as of June 30, 2026, and $560.3 million as of December 31, 2025. The MUD receivable balance included accrued interest of $56.2 million as of June 30, 2026, and $48.2 million as of December 31, 2025. There was no material activity in the allowance for credit losses for financing receivables for the six months ended June 30, 2026 and 2025.

HHC 2026 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

2. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of June 30, 2026, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2026	2025	2026	2025	2026	2025	2026	2025
Equity Method Investments
Operating Assets:
Operating equity investments (b)	Various	Various	$14,233	$10,649	$794	$(325)	$1,353	$(1,287)
Master Planned Communities:
The Summit (c)	50%	50%	32,726	35,815	1,376	(87)	891	(4,970)
Floreo (d)	50%	50%	70,970	59,008	(1,229)	(1,562)	(4,279)	(89)
Other	Various	50%	1,174	—	(716)	—	(716)	—
Strategic Developments:
West End Alexandria (c)	58%	58%	49,672	60,830	89	87	(4,865)	174
Aspect (c)(d)	85%	—%	13,611	—	—	—	—	—
Other	50%	50%	—	41	(2)	—	(30)	—
			182,386	166,343	312	(1,887)	(7,646)	(6,172)
Other investments (e)			3,767	3,779	(11)	—	5,307	5,605
Investments in unconsolidated ventures			$186,153	$170,122	$301	$(1,887)	$(2,339)	$(567)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)Two of the operating equity investments were in a combined deficit position of $24.6 million at June 30, 2026, and $23.8 million at December 31, 2025, and presented in Other liabilities, net on the Condensed Consolidated Balance Sheets.
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

HHC 2026 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Floreo In 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo) and entered into an LLC Agreement with JDM Partners and El Dorado Holdings to develop Floreo, the first village within the Teravalis MPC, on 3,029 acres of land in the greater Phoenix, Arizona area. The first land sales closed in the first quarter of 2024.

In October 2022, Floreo closed on a bond financing. The current borrowing capacity is $365.0 million, and outstanding borrowings as of June 30, 2026, were $276.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received guaranty fees of $11.0 million. As of June 30, 2026, Floreo is classified as a VIE; however, due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of June 30, 2026, the Company’s maximum exposure to loss on this investment is limited to (i) the $71.0 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and (ii) cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 8 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Subsequent to June 30, 2026, JDM Partners and El Dorado Holdings were deemed to be in default under the LLC Agreement, which resulted in a significant curtailment of their governance rights and constituted a reconsideration event. As a result, it was determined that, as of July 2026, the Company became the primary beneficiary of Floreo as it has the power to direct the activities that most significantly affect Floreo’s economic performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, beginning in July 2026, the Company will consolidate Floreo and subsequently remeasure its previously held equity method investment to fair value, with the newly consolidated assets acquired, liabilities assumed, and noncontrolling interests recognized at fair value, and any resulting difference recorded as goodwill, if applicable. At this time, the Company is unable to reasonably estimate the impact of consolidating Floreo, but will provide further details in future disclosures.

Aspect In March 2026, the Company formed FP Aspect Holdings, LLC (Aspect) with Foulger-Pratt Development, LLC (Foulger-Pratt). Upon formation, HHC contributed $13.6 million in exchange for an 85% interest in Aspect and Foulger-Pratt contributed $2.4 million in exchange for a 15% interest. Per the LLC Agreement, Foulger-Pratt is the managing member. Aspect is classified as a VIE, however, despite HHC’s significant economic ownership, it does not have the ability to control the activities that most impact the economic performance of the venture, and as such is not the primary beneficiary. As of June 30, 2026, the Company’s maximum exposure to loss on this investment is limited to the $13.6 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. Aspect was created to hold a 20% ownership interest in Aspect Alexandria QOZB, LLC (Aspect Lower Tier JV). In the first quarter of 2026, Aspect Lower Tier JV purchased four acres of land from West End Alexandria, as discussed below, and will utilize the land to develop a multifamily property within the West End Alexandria area. Aspect Lower Tier JV commenced construction on the multifamily property in March 2026.

West End Alexandria In 2021, the Company entered into an Asset Contribution Agreement with Landmark Land Holdings, LLC (West End Alexandria) to redevelop a site previously known as Landmark Mall. Other equity owners include Foulger-Pratt and Seritage SRC Finance. In exchange for equity interests in West End Alexandria, the Company conveyed its Landmark Mall property, Seritage conveyed additional land, and Foulger-Pratt contributed cash consideration. The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

Development plans include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks, and public transportation. Foulger-Pratt manages construction of the development. Demolition was completed in 2023, with completion of infrastructure work expected in 2026. During the first quarter of 2026, West End Alexandria completed the sale of four acres of land to Aspect Lower Tier JV, which as mentioned above, will utilize the land to develop a multifamily property within the West End Alexandria area. The Company recognized a loss of $4.9 million during the six months ended June 30, 2026, primarily related to its share of the loss on sale of this property.

HHC 2026 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

3. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net Mortgages, notes, and loans payable, net are summarized as follows:

thousands	June 30, 2026	December 31, 2025
Fixed-rate debt
Senior unsecured notes	$2,300,000	$2,050,000
Secured mortgages payable	1,732,234	1,793,561
Special Improvement District bonds	70,790	80,294
Variable-rate debt (a)
Secured Bridgeland Notes	85,000	85,000
Secured mortgages payable	1,312,377	1,135,359
Unamortized deferred financing costs (b)	(43,998)	(34,386)
Mortgages, notes, and loans payable, net	$5,456,403	$5,109,828
(a)The Company has entered into derivative instruments to manage the variable interest rate exposure. See Note 4 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of June 30, 2026, land, buildings and equipment, developments, and other collateral with a net book value of $4.7 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

Senior Unsecured Notes In February 2026, HHC issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034 (collectively, the February 2026 Senior Notes). These notes will pay interest semi-annually beginning in September 2026. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028 and used the remaining proceeds for general corporate purposes.

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

$ in thousands	Principal	Maturity Date	Interest Rate
February 2021	$650,000	February 2029	4.125%
February 2021	650,000	February 2031	4.375%
February 2026	500,000	February 2032	5.875%
February 2026	500,000	February 2034	6.125%
Senior unsecured notes	$2,300,000

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

HHC 2026 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the Company’s secured mortgages payable:

	June 30, 2026				December 31, 2025
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,732,234	3.13% - 8.67%	5.00%	4.6	$1,793,561	3.13% - 8.67%	4.91%	5.1
Variable rate (b)	1,312,377	5.34% - 8.86%	6.77%	2.3	1,135,359	5.77% - 8.87%	7.34%	1.3
Secured mortgages payable	$3,044,611	3.13% - 8.86%	5.76%	3.6	$2,928,920	3.13% - 8.87%	5.85%	3.6
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of June 30, 2026, and December 31, 2025, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 6.68% as of June 30, 2026, and 7.15% as of December 31, 2025. See Note 4 - Derivative Instruments and Hedging Activities for additional information.

During 2026, the Company’s mortgage activity included new borrowings of $370.1 million, draws on existing mortgages of $154.7 million, refinancings of $35.0 million, and repayments of $445.1 million. As of June 30, 2026, the Company’s secured mortgage loans had $970.3 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2030 to 2055 as of June 30, 2026, and fixed rates ranging from 4.13% to 6.50% with maturities ranging from 2030 to 2055 as of December 31, 2025. During the six months ended June 30, 2026, obligations of $8.5 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes The Company has $600.0 million of borrowing capacity under these secured notes, which mature in 2029 and are secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 5.93%. As of June 30, 2026, outstanding borrowings were $85.0 million, and undrawn capacity was $515.0 million.

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

As of June 30, 2026, the Company was not in compliance with certain property-level debt covenants. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash cannot be used for general corporate purposes, it can be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHC 2026 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

4. Derivative Instruments and Hedging Activities

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of June 30, 2026, or December 31, 2025.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The reduction in Interest expense related to the amortization of terminated swaps is immaterial.

Amounts reported in AOCI related to derivatives are reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $3.2 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHC 2026 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Other liabilities, net.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	June 30, 2026	December 31, 2025
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$250,000	4.50%	6/17/2025	7/1/2026	$—	$1
Interest rate cap	133,053	6.00%	6/20/2024	7/15/2026	—	—
Interest rate cap	16,565	6.00%	6/20/2024	7/15/2026	—	—
Interest rate cap	197,296	5.25%	12/2/2024	12/15/2026	3	1
Interest rate cap	92,917	5.50%	2/26/2026	3/9/2028	179	—
Interest rate cap	16,397	5.50%	2/26/2026	3/9/2028	32	—

Derivative instruments designated as hedging instruments:
Interest rate swap	79,198	3.97%	5/1/2025	4/15/2026	—	(59)
Interest rate swap	32,400	3.98%	7/10/2025	8/1/2026	(10)	(88)
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	113	(542)
Interest rate swap	127,000	3.50%	11/7/2025	1/8/2027	264	145
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	553	792
Interest rate swap	74,657	3.73%	4/15/2026	4/15/2027	75	—
Interest rate swap	32,400	3.96%	8/3/2026	7/10/2027	4	—
Interest rate cap	58,693	4.15%	12/21/2025	12/21/2028	412	183
Interest rate swap	300,000	3.68%	3/30/2026	3/30/2031	2,227	—
Interest rate swap	33,636	4.89%	11/1/2019	1/1/2032	2,410	1,991

Other:
Warrants (c)	n/a	n/a	Various	Various	208	—
Total fair value derivative assets					$6,480	$3,113
Total fair value derivative liabilities					(10)	(689)
Total fair value derivative asset (liability), net					$6,470	$2,424
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest related to these contracts was immaterial for all periods presented.
(c)The Company holds two outstanding warrants. One warrant represents approximately 98% of the aggregate fair value and has an effective date of February 2025 and a maturity date of February 2035. The remaining warrant is immaterial and has similar economic characteristics.

The tables below present the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Interest rate derivatives	$3,380	$(91)	$3,180	$(1,211)

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Interest expense	$338	$782	$692	$1,481

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The fair value of derivatives in a net liability position related to these agreements was immaterial as of June 30, 2026.

HHC 2026 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Fair Value

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

Recurring Fair Value Measurements The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2026				December 31, 2025
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$6,480	$—	$6,272	$208	$3,113	$—	$3,113	$—
Derivative liabilities	10	—	10	—	689	—	689	—

Derivative Assets and Liabilities The fair values of interest rate derivatives (Level 2) are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

Financial Instruments Not Carried at Fair Value The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2026		December 31, 2025
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash, cash equivalents, and restricted cash (a)	Level 1	$1,330,796	$1,330,796	$1,199,225	$1,199,225
Accounts receivable, net (b)	Level 3	135,105	135,105	134,122	134,122
Notes receivable, net (c)	Level 3	3,547	3,547	2,932	2,932

Liabilities:
Fixed-rate debt (d)	Level 2	4,103,024	3,935,225	3,923,855	3,794,729
Variable-rate debt (d)	Level 2	1,397,377	1,397,377	1,220,359	1,220,359
(a)Cash, cash equivalents, and restricted cash include demand deposits, money market mutual funds, and U.S. Treasury bills with original maturities of 90 days or less.
(b)Accounts receivable, net is shown net of an allowance of $8.6 million at June 30, 2026, and $7.2 million at December 31, 2025. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(c)Notes receivable, net is shown net of an immaterial allowance at June 30, 2026, and December 31, 2025.
(d)Excludes related unamortized financing costs.

Cash and Receivables The carrying amounts of Cash, cash equivalents, and restricted cash; Accounts receivable, net; and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

HHC 2026 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Debt The fair value of the Company’s senior unsecured notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of June 30, 2026. Refer to Note 3 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

6. Acquisitions and Dispositions

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

Operating Assets In June 2026, the Company completed the sale of Creekside Park, a 292-unit multi-family property, in The Woodlands for total proceeds of $55.5 million, resulting in a gain of $25.2 million.

In June 2026, the Company completed the sale of Creekside Park The Grove, a 360-unit multi-family property, in The Woodlands for total proceeds of $71.8 million, resulting in a gain of $26.5 million.

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

7. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	June 30, 2026	December 31, 2025
Special Improvement District receivable, net	$83,501	$90,417
Security, escrow, and other deposits	59,950	54,608
Prepaid expenses	25,690	15,883
Condominium inventory	10,504	3,937
Derivative assets	6,480	3,113
Tenant incentives and other receivables, net	4,983	15,259
Operating lease right-of-use assets	4,915	5,231
Notes receivable, net	3,547	2,932
TIF receivable, net	3,216	4,012
Other	2,997	7,258
Net investment in lease receivable	2,860	2,781
Other assets, net	$208,643	$205,431

HHC 2026 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Other Liabilities, Net The following table summarizes the significant components of Other liabilities, net:

thousands	June 30, 2026	December 31, 2025
Condominium deposit liabilities	$652,456	$748,795
Construction payables	206,872	263,845
Deferred income	153,234	166,121
MUD sale liability	71,095	64,364
Tenant and other deposits	63,277	59,736
Accrued interest	56,604	50,800
Accrued real estate taxes	28,768	35,311
Other	28,306	27,911
Accounts payable and accrued expenses	27,681	56,684
Accrued payroll and other employee liabilities	16,306	29,326
Operating lease obligations	4,677	4,868
Derivative liabilities	10	689
Other liabilities, net	$1,309,286	$1,508,450

8. Commitments and Contingencies

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

Kō'ula In January 2025, the Association of Unit Owners of Kō'ula filed two complaints in the Circuit Court of the First Circuit, State of Hawai‘i, against the Company and the general contractor, with one complaint alleging multiple code violations and construction defects (Defect Action) and the other complaint claiming that the Company understated operating costs and disproportionately allocated common expenses to the detriment of unit owners (Budget Action). The Company’s insurance carrier has agreed to defend the Defect Action, while coverage for the Budget Action was denied. The Company filed a motion to consolidate both complaints, which was granted in June 2025, and the Court’s order regarding the same was entered in September 2025. The Company filed motions to dismiss both actions in October 2025, which the Court denied in January 2026. The Company then filed answers to each complaint as well as a counterclaim in the Budget Action, seeking reimbursement of its start-up costs. In March 2026, the Association filed a motion to dismiss the counterclaim, which the Court subsequently denied in June 2026. The trial is presently scheduled for September 2027. The Company has not accrued any amounts related to these claims as the damages are undetermined.

Letters of Credit and Surety Bonds As of June 30, 2026, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $281.2 million. As of December 31, 2025, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $383.1 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Other assets, net and Other liabilities, net on the Condensed Consolidated Balance Sheets. See Note 12 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of June 30, 2026, and December 31, 2025, there were no events requiring financial performance under the following guarantees.

Floreo Guaranty In 2022, the Company’s 50%-owned joint venture Floreo closed on a bond financing. Total borrowing capacity is $365.0 million with a maturity date of December 1, 2029. Outstanding borrowings as of June 30, 2026 were $276.0 million. A wholly owned subsidiary of the Company (HHC Subsidiary) provided a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the LTV ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guaranty requiring the payment of cash collateral in the event HHC Subsidiary fails to make necessary payments when due. The potential cash collateral commitment associated with this guaranty is $100.0 million and the cash collateral becomes nonrefundable if Floreo defaults on the bond obligation.

HHC 2026 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company recognized $11.0 million in exchange for providing the guaranty. This deferred income was recorded in Other liabilities, net on the Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, and will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of June 30, 2026, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

See Note 2 - Investments in Unconsolidated Ventures for additional information on the Floreo joint venture.

Merriweather District To the extent that increases in taxes do not cover debt service payments on the Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of June 30, 2026, any obligations to pay special taxes are not probable.

9. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2026	2025	2026	2025
Income tax expense (benefit)	$58,084	$(3,965)	$60,878	$(258)
Income (loss) before income taxes	242,327	(16,467)	253,619	(971)
Effective tax rate	24.0%	24.1%	24.0%	26.6%

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

HHC 2026 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI:

thousands	Derivative Instruments	Pension	Total
Balance at March 31, 2026	$(1,543)	$(838)	$(2,381)
Other comprehensive income (loss) before reclassifications	4,425	—	4,425
(Gain) loss reclassified to net income	(439)	—	(439)
Pension adjustment	—	838	838
Income tax (expense) benefit	(944)	—	(944)
Net current-period other comprehensive income (loss)	3,042	838	3,880
Balance at June 30, 2026	$1,499	$—	$1,499

Balance at March 31, 2025	$1,077	$(928)	$149
Other comprehensive income (loss) before reclassifications	(119)	—	(119)
(Gain) loss reclassified to net income	(1,027)	—	(1,027)
Income tax (expense) benefit	273	—	273
Net current-period other comprehensive income (loss)	(873)	—	(873)
Balance at June 30, 2025	$204	$(928)	$(724)

thousands
Balance at December 31, 2025	$(989)	$(838)	$(1,827)
Other comprehensive income (loss) before reclassifications	4,160	—	4,160
(Gain) loss reclassified to net income	(908)	—	(908)
Pension adjustment	—	838	838
Income tax (expense) benefit	(764)	—	(764)
Net current-period other comprehensive income (loss)	2,488	838	3,326
Balance at June 30, 2026	$1,499	$—	$1,499

Balance at December 31, 2024	$2,896	$(928)	$1,968
Other comprehensive income (loss) before reclassifications	(1,608)	—	(1,608)
(Gain) loss reclassified to net income	(1,950)	—	(1,950)
Income tax (expense) benefit	866	—	866
Net current-period other comprehensive income (loss)	(2,692)	—	(2,692)
Balance at June 30, 2025	$204	$(928)	$(724)

11. Revenues

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

HHC 2026 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Revenues from contracts with customers
Condominium rights and unit sales	$706,311	$193	$709,445	$535
Master Planned Communities land sales	170,936	125,041	270,509	196,683
Builder price participation	6,868	14,138	15,550	23,425
Other revenues	10,873	10,416	21,852	20,060

Rental and lease-related revenues
Rental revenue	114,198	111,092	227,747	219,505
Total revenues	$1,009,186	$260,880	$1,245,103	$460,208
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

thousands
Balance at December 31, 2025	$896,896
Consideration earned during the period	(761,543)
Consideration received during the period	653,737
Balance at June 30, 2026	$789,090

Balance at December 31, 2024	$584,536
Consideration earned during the period	(33,726)
Consideration received during the period	92,582
Balance at June 30, 2025	$643,392

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of June 30, 2026, was $3.8 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$664,885	$67,475	$3,083,287

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

HHC 2026 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Leases

The Company has lease agreements with lease and non-lease components and has elected to aggregate these components into a single component for all classes of underlying assets. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges.

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Other assets, net and Other liabilities, net on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of less than 1 year to approximately 23 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

thousands	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$4,915	$5,231
Operating lease obligations	4,677	4,868

Future minimum lease payments as of June 30, 2026, are as follows:

thousands	Operating Leases
Remainder of 2026	$594
2027	898
2028	616
2029	622
2030	381
Thereafter	5,300
Total lease payments	8,411
Less: imputed interest	(3,734)
Present value of lease liabilities	$4,677

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Six Months Ended June 30,
thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$363	$333
HHC 2026 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Other Information	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (years)
Operating leases	16.9	16.3
Weighted-average discount rate
Operating leases	7.2%	7.1%

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Total minimum rent payments	$63,543	$61,596	$125,004	$122,006

Total future minimum rents associated with operating leases are as follows as of June 30, 2026:

thousands	Total Minimum Rent
Remainder of 2026	$129,610
2027	262,746
2028	244,082
2029	224,358
2030	199,100
Thereafter	681,945
Total	$1,741,841

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

13. Segments

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
The Chief Operating Decision Maker (CODM), which is the Company’s Chief Executive Officer, may use different operating measures to assess operating results and allocate resources among the three segments - however the measure that is most consistent with the amounts included in the Condensed Consolidated Financial Statements is earnings before taxes (EBT). EBT, as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments. The CODM utilizes EBT to evaluate the current financial performance and project the future financial performance of each segment to determine the allocation of capital resources. This measure is also used to evaluate the need for operational adjustments, such as adjustments to prices, cost structures, and product mix necessary to achieve profitability targets.

Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Three Months Ended June 30, 2026
Total revenues	$119,960	$181,740	$707,432
Condominium rights and unit cost of sales	—	—	(575,389)
Master Planned Communities cost of sales	—	(59,057)	—
Operating costs	(36,104)	(11,333)	(7,092)
Rental property real estate taxes	(14,293)	—	(505)
(Provision for) recovery of doubtful accounts	(123)	—	—
Segment operating income (loss)	69,440	111,350	124,446
Depreciation and amortization	(52,028)	(110)	(2,068)
Interest income (expense), net	(37,873)	24,012	4,097
Other income (loss), net	(527)	—	—
Equity in earnings (losses) from unconsolidated ventures	794	(569)	76
Gain (loss) on sale or disposal of real estate and other assets, net	51,800	—	—
Gain (loss) on extinguishment of debt	(413)	—	—
Segment EBT	$31,193	$134,683	$126,551

Three Months Ended June 30, 2025
Total revenues	$116,446	$143,701	$714
Condominium rights and unit cost of sales	—	—	(811)
Master Planned Communities cost of sales	—	(45,178)	—
Operating costs	(34,175)	(12,516)	(3,760)
Rental property real estate taxes	(14,750)	—	(615)
(Provision for) recovery of doubtful accounts	(542)	—	—
Segment operating income (loss)	66,979	86,007	(4,472)
Depreciation and amortization	(42,305)	(88)	(1,076)
Interest income (expense), net	(34,173)	18,107	4,633
Other income (loss), net	634	35	132
Equity in earnings (losses) from unconsolidated ventures	(325)	(1,649)	87
Gain (loss) on sale or disposal of real estate and other assets, net	(1)	—	1,657
Gain (loss) on extinguishment of debt	(307)	—	—
Segment EBT	$(9,498)	$102,412	$961

HHC 2026 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Six Months Ended June 30, 2026
Total revenues	$239,162	$294,021	$711,839
Condominium rights and unit cost of sales	—	—	(578,523)
Master Planned Communities cost of sales	—	(93,799)	—
Operating costs	(71,381)	(24,468)	(11,526)
Rental property real estate taxes	(30,000)	—	(1,026)
(Provision for) recovery of doubtful accounts	(64)	—	—
Segment operating income (loss)	137,717	175,754	120,764
Depreciation and amortization	(97,606)	(175)	(4,125)
Interest income (expense), net	(71,380)	45,724	9,071
Other income (loss), net	(508)	1,860	(889)
Equity in earnings (losses) from unconsolidated ventures	6,671	(4,104)	(4,906)
Gain (loss) on sale or disposal of real estate and other assets, net	51,800	—	—
Gain (loss) on extinguishment of debt	(413)	—	—
Segment EBT	$26,281	$219,059	$119,915

Six Months Ended June 30, 2025
Total revenues	$230,448	$228,155	$1,568
Condominium rights and unit cost of sales	—	—	(1,053)
Master Planned Communities cost of sales	—	(70,392)	—
Operating costs	(68,397)	(25,507)	(7,336)
Rental property real estate taxes	(29,501)	—	(1,163)
(Provision for) recovery of doubtful accounts	(386)	—	—
Segment operating income (loss)	132,164	132,256	(7,984)
Depreciation and amortization	(85,428)	(199)	(2,234)
Interest income (expense), net	(68,391)	34,893	9,279
Other income (loss), net	438	35	(1,130)
Equity in earnings (losses) from unconsolidated ventures	4,318	(5,059)	174
Gain (loss) on sale or disposal of real estate and other assets, net	9,978	3,750	1,657
Gain (loss) on extinguishment of debt	(307)	—	—
Segment EBT	$(7,228)	$165,676	$(238)

The following represents the reconciliation of segment EBT to Income (loss) before income taxes in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Operating Assets EBT	$31,193	$(9,498)	$26,281	$(7,228)
MPC EBT	134,683	102,412	219,059	165,676
Strategic Developments EBT	126,551	961	119,915	(238)
General and administrative expense	(15,694)	(29,366)	(32,891)	(50,580)
Gain (loss) on sale of MUD receivables	(555)	(48,197)	(555)	(48,197)
Corporate interest expense, net	(28,038)	(27,686)	(56,296)	(49,876)
Corporate income, expenses, and other items	(5,813)	(5,093)	(21,894)	(10,528)
Income (loss) before income taxes	$242,327	$(16,467)	$253,619	$(971)

HHC 2026 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following represents the reconciliation of segment revenues to Total revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Operating Assets segment	$119,960	$116,446	$239,162	$230,448
MPC segment	181,740	143,701	294,021	228,155
Strategic Developments segment	707,432	714	711,839	1,568
Corporate	54	19	81	37
Total revenues	$1,009,186	$260,880	$1,245,103	$460,208

The following represents the reconciliation of segment assets to Total assets on the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	June 30, 2026	December 31, 2025
Operating Assets segment	$3,578,739	$3,606,214
MPC segment	3,628,992	3,487,301
Strategic Developments segment	1,993,045	2,378,762
Corporate	402,495	261,367
Total assets	$9,603,271	$9,733,644

The following represents capital expenditures by segment:

	Six Months Ended June 30,
thousands	2026	2025
Operating Assets segment	$19,368	$19,272
MPC segment	203	75
Strategic Developments segment	42,457	112,670

HHC 2026 FORM 10-Q | 28

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
Item 2. Management’s Narrative Analysis of Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Capitalized terms used, but not defined, in this section have the same meanings as in such Notes.

Throughout this section, changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our condensed consolidated financial statements and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

HHC 2026 FORM 10-Q | 29

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). We intend these statements to be covered by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, or business, and are not guarantees of performance. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “will,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon, and actual results may differ materially from those contemplated by such forward-looking statements.

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

These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–the effects that HHH’s transactions with Pershing Square could have upon HHH and the effects of HHH’s strategy of becoming a diversified holding company and recent acquisition of Vantage Group Holdings Ltd., and thus on our business and personnel
–our ability to realize the anticipated benefits of recent transactions, including the May 2025 transactions with Pershing Square and the spinoff of Seaport Entertainment Group Inc. in 2024
–macroeconomic conditions such as volatility in capital markets, unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and a prolonged recession in the national economy impacting the real estate business, including but not limited to inflation and changes in interest rates
–changes in trade policies, including tariffs, and related impacts on market conditions and business activity
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–extreme weather conditions, climate change, natural disasters, pandemics or other catastrophes, that may cause property damage or interrupt our real estate business
–losses that are not insured or exceed the applicable insurance limits
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portions of our business that are dedicated to the formation and sale of condominiums, including obtaining government permits necessary for the development of our properties
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks on us or our vendors
–our indebtedness, including our $650,000,000 4.125% senior unsecured notes due 2029, $650,000,000 4.375% senior unsecured notes due 2031, $500,000,000 5.875% senior unsecured notes due 2032, and $500,000,000 6.125% senior unsecured notes due 2034, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments; and
HHC 2026 FORM 10-Q | 30

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

HHC 2026 FORM 10-Q | 31

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

Vantage Acquisition On June 4, 2026, HHH completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings, Ltd. (Vantage), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. The interest in Vantage was purchased by a wholly owned subsidiary of HHH and is not a part of the HHC ownership structure. HHC will continue investing in its core real estate operations, and expects to contribute excess cash generated from its real estate operations to support the growth of HHH’s new insurance subsidiary. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Non-GAAP Measures In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as NOI. See the Operating Assets section below for the reconciliation of this non-GAAP to GAAP financial measure and statements indicating why management believes this non-GAAP financial measure provides useful information for investors.

HHC 2026 FORM 10-Q | 32

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Rental revenue	$114,200	$111,118	$3,082	3%	$227,749	$219,472	$8,277	4%
Other revenues	5,760	5,328	432	8%	11,413	10,976	437	4%
Total revenues	119,960	116,446	3,514	3%	239,162	230,448	8,714	4%

Operating costs	(36,104)	(34,175)	(1,929)	(6)%	(71,381)	(68,397)	(2,984)	(4)%
Rental property real estate taxes	(14,293)	(14,750)	457	3%	(30,000)	(29,501)	(499)	(2)%
(Provision for) recovery of doubtful accounts	(123)	(542)	419	77%	(64)	(386)	322	83%
Total operating expenses	(50,520)	(49,467)	(1,053)	(2)%	(101,445)	(98,284)	(3,161)	(3)%
Segment operating income (loss)	69,440	66,979	2,461	4%	137,717	132,164	5,553	4%
Depreciation and amortization	(52,028)	(42,305)	(9,723)	(23)%	(97,606)	(85,428)	(12,178)	(14)%
Interest income (expense), net	(37,873)	(34,173)	(3,700)	(11)%	(71,380)	(68,391)	(2,989)	(4)%
Other income (loss), net	(527)	634	(1,161)	(183)%	(508)	438	(946)	NM
Equity in earnings (losses) from unconsolidated ventures	794	(325)	1,119	NM	6,671	4,318	2,353	54%
Gain (loss) on sale or disposal of real estate and other assets, net	51,800	(1)	51,801	NM	51,800	9,978	41,822	NM
Gain (loss) on extinguishment of debt	(413)	(307)	(106)	(35)%	(413)	(307)	(106)	(35)%
Segment EBT	$31,193	$(9,498)	$40,691	NM	$26,281	$(7,228)	$33,509	NM
NM Not meaningful.

For the three months ended June 30, 2026:

Operating Assets segment EBT increased $40.7 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate increased $51.8 million primarily due to the sale of two multifamily properties in The Woodlands in 2026.

This increase to EBT was partially offset by the following:
–Depreciation and amortization increased $9.7 million primarily due to accelerated depreciation of a Ward Village retail property which was decommissioned in the current quarter to allow for the construction of future condo towers.

For the six months ended June 30, 2026:

Operating Assets segment EBT increased $33.5 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate increased $41.8 million primarily due to the sale of two multifamily properties in The Woodlands in 2026, compared to the sale of two land parcels and a retail space in Ward Village in 2025.
–Rental revenues, net of Operating costs increased $5.3 million primarily due to increased leasing activity across our portfolio and expiration of rent abatements.

These increases to EBT were partially offset by the following:
–Depreciation and amortization increased $12.2 million primarily due to accelerated depreciation of a Ward Village retail property which was decommissioned in the current quarter to allow for the construction of future condo towers.

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

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Assets segment EBT	$31,193	$(9,498)	$40,691	NM	$26,281	$(7,228)	$33,509	NM
Add back:
Depreciation and amortization	52,028	42,305	9,723	23%	97,606	85,428	12,178	14%
Interest (income) expense, net	37,873	34,173	3,700	11%	71,380	68,391	2,989	4%
Equity in (earnings) losses from unconsolidated ventures	(794)	325	(1,119)	NM	(6,671)	(4,318)	(2,353)	(54)%
(Gain) loss on sale or disposal of real estate and other assets, net	(51,800)	1	(51,801)	NM	(51,800)	(9,978)	(41,822)	NM
(Gain) loss on extinguishment of debt	413	307	106	35%	413	307	106	35%
Impact of straight-line rent	(1,015)	(373)	(642)	(172)%	(3,637)	(1,533)	(2,104)	(137)%
Other	600	(384)	984	NM	585	(195)	780	NM
Operating Assets NOI	$68,498	$66,856	$1,642	2%	$134,157	$130,874	$3,283	3%
NM Not meaningful.

The table below presents Operating Assets NOI by property type:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Office	$36,165	$35,159	$1,006	3%	$69,877	$68,062	$1,815	3%
Retail	13,890	13,394	496	4%	27,854	27,204	650	2%
Multifamily	15,557	15,264	293	2%	30,255	29,259	996	3%
Other	1,713	1,431	282	20%	3,408	2,973	435	15%
Dispositions (a)	1,173	1,608	(435)	(27)%	2,763	3,376	(613)	(18)%
Operating Assets NOI	$68,498	$66,856	$1,642	2%	$134,157	$130,874	$3,283	3%
(a)Properties that were sold are shown separately for all periods presented.

Operating Assets NOI increased $1.6 million for the three months ended June 30, 2026, and $3.3 million for the six months ended June 30, 2026, compared to the prior-year periods with modest increases across all property types primarily driven by strong leasing activity and expiration of rent abatements.

HHC 2026 FORM 10-Q | 34

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Master Planned Communities land sales	$170,936	$125,041	$45,895	37%	$270,509	$196,683	$73,826	38%
Builder price participation	6,868	14,138	(7,270)	(51)%	15,550	23,425	(7,875)	(34)%
Other revenues	3,936	4,522	(586)	(13)%	7,962	8,047	(85)	(1)%
Total revenues	181,740	143,701	38,039	26%	294,021	228,155	65,866	29%

Master Planned Communities cost of sales	(59,057)	(45,178)	(13,879)	(31)%	(93,799)	(70,392)	(23,407)	(33)%
Operating costs	(11,333)	(12,516)	1,183	9%	(24,468)	(25,507)	1,039	4%
Total operating expenses	(70,390)	(57,694)	(12,696)	(22)%	(118,267)	(95,899)	(22,368)	(23)%
Segment operating income (loss)	111,350	86,007	25,343	29%	175,754	132,256	43,498	33%
Depreciation and amortization	(110)	(88)	(22)	(25)%	(175)	(199)	24	12%
Interest income (expense), net	24,012	18,107	5,905	33%	45,724	34,893	10,831	31%
Other income (loss), net	—	35	(35)	(100)%	1,860	35	1,825	NM
Equity in earnings (losses) from unconsolidated ventures	(569)	(1,649)	1,080	65%	(4,104)	(5,059)	955	19%
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	NM	—	3,750	(3,750)	(100)%
Segment EBT	$134,683	$102,412	$32,271	32%	$219,059	$165,676	$53,383	32%
NM Not meaningful.

The following table presents MPC segment EBT by MPC:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Bridgeland	$23,244	$21,371	$1,873	9%	$57,978	$38,163	$19,815	52%
Summerlin	107,896	83,235	24,661	30%	157,309	125,324	31,985	26%
Teravalis	(1,588)	(1,820)	232	13%	(5,039)	(734)	(4,305)	NM
The Woodlands	72	(2,309)	2,381	103%	852	(1,087)	1,939	178%
The Woodlands Hills	5,059	1,935	3,124	161%	7,959	4,010	3,949	98%
Segment EBT	$134,683	$102,412	$32,271	32%	$219,059	$165,676	$53,383	32%
NM Not meaningful.

For the three months ended June 30, 2026:

MPC segment EBT increased $32.3 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales increased $32.0 million primarily due to increases in Summerlin related to changes in deferred revenue, net of associated deferred costs, an increase in SID bond assumptions, and an increase in residential MPC land sales, as well as an increase in residential MPC land sales closed in The Woodlands Hills. See Master Planned Communities Land Sales and Residential and Commercial Land Sales Closed tables below for additional information on land sales activity in the period.
–Interest income increased $5.9 million primarily due to increased capitalized interest in Bridgeland and Summerlin.
–Builder price participation decreased $7.3 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue, primarily in Summerlin.

HHC 2026 FORM 10-Q | 35

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2026:

MPC segment EBT increased $53.4 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales increased $50.4 million primarily due to increases in Summerlin related to changes in deferred revenue, net of associated deferred costs and an increase in SID bond assumptions, as well as an increase in residential MPC land sales closed in Bridgeland and The Woodlands Hills, and increases in commercial MPC land sales closed in The Woodlands and Bridgeland.
–Interest income increased $10.8 million primarily due to increased capitalized interest in Bridgeland and Summerlin.
–Builder price participation decreased $7.9 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue, primarily in Summerlin and Bridgeland.

Master Planned Communities Land Sales The following table presents the detail of MPC land sales recognized for the three and six months ended June 30, 2026 and 2025. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total residential land sales closed	$156,701	$149,148	$7,553	5%	$242,334	$218,730	$23,604	11%
Total commercial land sales closed	5,426	—	5,426	NM	8,983	—	8,983	NM
Net recognized (deferred) revenue:
Bridgeland	681	1,064	(383)	(36)%	921	1,376	(455)	(33)%
The Woodlands	102	—	102	NM	440	21	419	NM
The Woodlands Hills	—	—	—	NM	15	—	15	NM
Summerlin	713	(25,333)	26,046	103%	9,068	(26,151)	35,219	135%
Total net recognized (deferred) revenue	1,496	(24,269)	25,765	106%	10,444	(24,754)	35,198	142%
Special Improvement District revenue	7,313	162	7,151	NM	8,748	2,707	6,041	NM
Master Planned Communities land sales	$170,936	$125,041	$45,895	37%	$270,509	$196,683	$73,826	38%
NM Not meaningful.

HHC 2026 FORM 10-Q | 36

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Residential and Commercial Land Sales Closed The following tables detail our residential and commercial land sales closed for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	Land Sales		Acres Sold		Average Price Per Acre
thousands except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$22,683	$26,121	30.2	40.3	$751	$648

Summerlin
Superpad sites	126,069	106,433	73.1	64.6	1,725	1,648
Custom lots	—	14,700	—	1.9	—	7,737

The Woodlands Hills
Single family	7,949	1,894	16.4	3.7	485	512
Total residential land sales closed (a)	$156,701	$149,148	119.7	110.5	$1,309	$1,350

Commercial Land Sales Closed
Bridgeland	$2,176	$—	2.0	—	$1,088	$—

The Woodlands	3,250	—	2.0	—	1,625	—

Total commercial land sales closed (a)	$5,426	$—	4.0	—	$1,357	$—

	Six Months Ended June 30,
	Land Sales		Acres Sold		Average Price Per Acre
thousands except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$65,241	$48,489	92.1	77.3	$708	$627

Summerlin
Superpad sites	148,469	151,856	85.9	94.0	1,728	1,615
Custom lots	15,750	14,700	2.2	1.9	7,159	7,737

The Woodlands Hills
Single family	12,874	3,685	26.5	7.5	486	491
Total residential land sales closed (a)	$242,334	$218,730	206.7	180.7	$1,172	$1,210

Commercial Land Sales Closed
Bridgeland	$2,176	$—	2.0	—	$1,088	$—

The Woodlands	6,807	—	7.8	—	873	—
Total commercial land sales closed (a)	$8,983	$—	9.8	—	$917	$—
(a)Excludes revenues recognized in the current period which are related to sales closed in prior periods and includes revenues deferred on sales closed in the current period. Please see the summary of MPC land sales table above which reconciles total residential and commercial land sales closed to MPC land sales revenue recognized for the three and six months ended June 30, 2026 and 2025.

HHC 2026 FORM 10-Q | 37

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

MPC Land Inventory The following table summarizes MPC land inventory activity for the six months ended June 30, 2026:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2025	$522,231	$1,257,053	$547,211	$187,315	$121,267	$2,635,077
Development expenditures (a)	138,789	112,881	1,339	1,828	19,459	274,296
MPC Cost of sales	(23,795)	(62,893)	—	(1,878)	(5,233)	(93,799)
MUD reimbursable costs (b)	(116,571)	—	—	(489)	(13,606)	(130,666)
Transfer to Strategic Developments and Operating Assets Segments	—	—	—	(1,175)	—	(1,175)
Other	(24,076)	(9,699)	114	58	(3,356)	(36,959)
Balance June 30, 2026	$496,578	$1,297,342	$548,664	$185,659	$118,531	$2,646,774
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

Segment EBT Segment EBT for Strategic Developments is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Condominium rights and unit sales	$706,311	$193	$706,118	NM	$709,445	$535	$708,910	NM
Rental revenue	(2)	(26)	24	92%	(2)	33	(35)	(106)%
Other revenues	1,123	547	576	105%	2,396	1,000	1,396	140%
Total revenues	707,432	714	706,718	NM	711,839	1,568	710,271	NM

Condominium rights and unit cost of sales	(575,389)	(811)	(574,578)	NM	(578,523)	(1,053)	(577,470)	NM
Operating costs	(7,092)	(3,760)	(3,332)	(89)%	(11,526)	(7,336)	(4,190)	(57)%
Rental property real estate taxes	(505)	(615)	110	18%	(1,026)	(1,163)	137	12%
Total operating expenses	(582,986)	(5,186)	(577,800)	NM	(591,075)	(9,552)	(581,523)	NM
Segment operating income (loss)	124,446	(4,472)	128,918	NM	120,764	(7,984)	128,748	NM
Depreciation and amortization	(2,068)	(1,076)	(992)	(92)%	(4,125)	(2,234)	(1,891)	(85)%
Interest income (expense), net	4,097	4,633	(536)	(12)%	9,071	9,279	(208)	(2)%
Other income (loss), net	—	132	(132)	(100)%	(889)	(1,130)	241	21%
Equity in earnings (losses) from unconsolidated ventures	76	87	(11)	(13)%	(4,906)	174	(5,080)	NM
Gain (loss) on sale or disposal of real estate and other assets, net	—	1,657	(1,657)	(100)%	—	1,657	(1,657)	(100)%
Segment EBT	$126,551	$961	$125,590	NM	$119,915	$(238)	$120,153	NM
NM Not meaningful.

HHC 2026 FORM 10-Q | 38

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended June 30, 2026:

Strategic Developments segment EBT increased $125.6 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales increased $131.5 million due to the closing of 527 units at The Park Ward Village in the current period.

For the six months ended June 30, 2026:

Strategic Developments segment EBT increased $120.2 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales increased $131.4 million due to the closing of 527 units at The Park Ward Village and the remaining 6 units at Ulana Ward Village in the current period.
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

Completed Condominiums Ulana Ward Village was completed in the fourth quarter of 2025, and the remaining six units closed in the first quarter of 2026. The Park Ward Village was completed in the second quarter of 2026, and 527 of the 545 units were closed in the second quarter of 2026. As of June 30, 2026, The Park Ward Village is 97% sold with the remaining units in condominium inventory.

Under Construction and Predevelopment Condominiums The Company commenced construction on The Launiu in the first quarter of 2026. The following provides further detail for our under construction and predevelopment condominium projects as of June 30, 2026:

	Location	Units Under Contract	Total Units	Total % of Units Under Contract	Completion Date
Under construction
Kalae	Honolulu, HI	309	329	94%	2028
The Ritz-Carlton Residences	The Woodlands, TX	85	111	77%	2027
The Launiu	Honolulu, HI	362	485	75%	2028
Predevelopment
Melia	Honolulu, HI	154	220	70%	2030
‘Ilima	Honolulu, HI	93	148	63%	2030

HHC 2026 FORM 10-Q | 39

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative expenses	$(15,694)	$(29,366)	$13,672	47%	$(32,891)	$(50,580)	$17,689	35%
Gain (loss) on sale of MUD receivables	(555)	(48,197)	47,642	99%	(555)	(48,197)	47,642	99%
Corporate interest expense, net	(28,038)	(27,686)	(352)	(1)%	(56,296)	(49,876)	(6,420)	(13)%
Gain (loss) on extinguishment of debt	—	—	—	NM	(10,226)	—	(10,226)	NM
Corporate depreciation and amortization	(1,135)	(856)	(279)	(33)%	(2,075)	(1,603)	(472)	(29)%
Income tax (expense) benefit	(58,084)	3,965	(62,049)	NM	(60,878)	258	(61,136)	NM
Other	(4,678)	(4,237)	(441)	(10)%	(9,593)	(8,925)	(668)	(7)%
Total Corporate income, expenses, and other items	$(108,184)	$(106,377)	$(1,807)	(2)%	$(172,514)	$(158,923)	$(13,591)	(9)%
NM Not meaningful.

For the three months ended June 30, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $62.0 million primarily due to an increase in Income before income taxes. Refer to Note 9 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables decreased $47.6 million as a result of a $0.6 million loss recognized in the second quarter of 2026, compared to a $48.2 million loss recognized in the second quarter of 2025. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
–General and administrative expenses decreased $13.7 million primarily attributable to a decrease in compensation and benefits related to the strategic reduction in force in 2025.

For the six months ended June 30, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $61.1 million primarily due to an increase in Income before income taxes.
–Loss on extinguishment of debt increased $10.2 million due to payment of the bond call premium and accelerated amortization of related debt issuance costs following the repayment of the $750.0 million 5.375% senior unsecured notes in the first quarter of 2026. Refer to Note 3 - Mortgages, Notes, and Loans Payable, Net in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
–Corporate interest expense, net increased $6.4 million primarily due to higher interest expense following the issuance of senior unsecured notes in the first quarter of 2026.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables decreased $47.6 million as a result of a $0.6 million loss recognized in the second quarter of 2026, compared to a $48.2 million loss recognized in the second quarter of 2025.
–General and administrative expenses decreased $17.7 million primarily attributable to a decrease in compensation and benefits related to the strategic reduction in force in 2025.

HHC 2026 FORM 10-Q | 40

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2026 FORM 10-Q | 41

PART II

Item 1. Legal Proceedings

Please refer to Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report.

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

+     Filed herewith
++    Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 42

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
August 12, 2026
HHC 2026 FORM 10-Q | 43