Form 10-Q
period 2026-09-30
Howard Hughes Corp
filed 2026-11-12
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
or
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
☐ Yes    ☒ No

The number of shares of common stock outstanding as of November 12, 2026, was 10. These shares are 100% owned by Howard Hughes Holdings Inc.

OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except share amounts	September 30, 2026	December 31, 2025
ASSETS
Master Planned Communities assets	$2,948,512	$2,635,077
Buildings and equipment	4,071,871	4,028,862
Less: accumulated depreciation	(1,147,541)	(1,082,124)
Land	323,754	307,625
Developments	1,158,230	1,477,615
Net investment in real estate	7,354,826	7,367,055
Investments in unconsolidated ventures	121,022	170,122
Cash and cash equivalents	763,627	570,574
Restricted cash	613,503	628,651
Accounts receivable, net	122,271	134,122
Municipal district receivables, net	444,017	459,729
Deferred expenses, net	159,748	160,966
Intangibles, net	35,338	34,658
Goodwill	2,336	2,336
Other assets, net	247,553	205,431
Total assets	$9,864,241	$9,733,644

LIABILITIES
Mortgages, notes, and loans payable, net	$5,703,949	$5,109,828
Deferred tax liabilities, net	199,070	164,507
Other liabilities, net	1,343,705	1,508,450
Total liabilities	7,246,724	6,782,785

Commitments and Contingencies (see Note 8)

EQUITY
Common stock: 10 shares authorized, issued, and outstanding as of September 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	2,422,660	2,936,473
Retained earnings (accumulated deficit) attributable to Howard Hughes Holdings Inc.	88,352	(50,577)
Accumulated other comprehensive income (loss)	10,246	(1,827)
Total equity attributable to Howard Hughes Holdings Inc.	2,521,258	2,884,069
Noncontrolling interests	96,259	66,790
Total equity	2,617,517	2,950,859
Total liabilities and equity	$9,864,241	$9,733,644

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
REVENUES
Condominium rights and unit sales	$6,189	$142	$715,634	$677
Master Planned Communities land sales	133,657	248,467	404,166	445,150
Rental revenue	115,852	111,377	343,599	330,882
Builder price participation	11,366	16,012	26,916	39,437
Other revenues	11,702	14,237	33,554	34,297
Total revenues	278,766	390,235	1,523,869	850,443

EXPENSES
Condominium rights and unit cost of sales	5,414	59	583,937	1,112
Master Planned Communities cost of sales	46,242	78,280	140,041	148,672
Operating costs	56,000	45,940	163,756	147,247
Rental property real estate taxes	13,649	15,630	44,675	46,294
Provision for (recovery of) doubtful accounts	206	(345)	270	41
General and administrative	20,332	19,974	53,223	70,554
Depreciation and amortization	47,331	46,381	151,312	135,845
Other expenses	6,020	3,332	14,406	12,402
Total expenses	195,194	209,251	1,151,620	562,167

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	6,582	14,449	58,382	29,834
Other income (loss), net	(1,278)	2,445	(1,722)	1,963
Total other	5,304	16,894	56,660	31,797

Operating income (loss)	88,876	197,878	428,909	320,073

Interest income	7,561	5,697	22,282	16,390
Interest expense	(50,111)	(43,856)	(137,713)	(128,644)
Gain (loss) on extinguishment of debt	(429)	(173)	(11,068)	(480)
Gain (loss) on sale of Municipal Utility District (MUD) receivables	(105,362)	—	(105,917)	(48,197)
Equity in earnings (losses) from unconsolidated ventures	(7,529)	(2,529)	(9,868)	(3,096)
Income (loss) before income taxes	(66,994)	157,017	186,625	156,046
Income tax expense (benefit)	(15,856)	38,603	45,022	38,345
Net income (loss)	(51,138)	118,414	141,603	117,701
Net (income) loss attributable to noncontrolling interests	1,235	106	2,832	(267)
Net income (loss) attributable to Howard Hughes Holdings Inc.	$(49,903)	$118,520	$144,435	$117,434

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Net income (loss)	$(51,138)	$118,414	$141,603	$117,701
Other comprehensive income (loss):
Interest rate caps and swaps	8,747	(692)	11,235	(3,384)
Pension plan termination	—	—	838	—
Other comprehensive income (loss)	8,747	(692)	12,073	(3,384)
Comprehensive income (loss)	(42,391)	117,722	153,676	114,317
Comprehensive (income) loss attributable to noncontrolling interests	1,235	106	2,832	(267)
Comprehensive income (loss) attributable to Howard Hughes Holdings Inc.	$(41,156)	$117,828	$156,508	$114,050

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to HHH	Noncontrolling Interests	Total Equity
	Common Stock
thousands except shares	Shares	Amount
Balance at June 30, 2026	10	$—	$2,418,425	$143,761	$1,499	$2,563,685	$65,797	$2,629,482
Net income (loss)	—	—	—	(49,903)	—	(49,903)	(1,235)	(51,138)
Other comprehensive income (loss)	—	—	—	—	8,747	8,747	—	8,747
Initial consolidation of noncontrolling interests	—	—	—	—	—	—	29,899	29,899
Transactions with noncontrolling interests	—	—	—	—	—	—	1,798	1,798
Capital transactions with HHH	—	—	4,235	(5,506)	—	(1,271)	—	(1,271)
Balance at September 30, 2026	10	$—	$2,422,660	$88,352	$10,246	$2,521,258	$96,259	$2,617,517

Balance at June 30, 2025	10	$—	$2,941,923	$(183,548)	$(724)	$2,757,651	$66,966	$2,824,617
Net income (loss)	—	—	—	118,520	—	118,520	(106)	118,414
Other comprehensive income (loss)	—	—	—	—	(692)	(692)	—	(692)
Transactions with noncontrolling interests	—	—	—	—	—	—	149	149
Capital transactions with HHH	—	—	2,185	—	—	2,185	—	2,185
Balance at September 30, 2025	10	$—	$2,944,108	$(65,028)	$(1,416)	$2,877,664	$67,009	$2,944,673

Balance at December 31, 2025	10	$—	$2,936,473	$(50,577)	$(1,827)	$2,884,069	$66,790	$2,950,859
Net income (loss)	—	—	—	144,435	—	144,435	(2,832)	141,603
Other comprehensive income (loss)	—	—	—	—	12,073	12,073	—	12,073
Initial consolidation of noncontrolling interests	—	—	—	—	—	—	29,899	29,899
Transactions with noncontrolling interests	—	—	—	—	—	—	2,402	2,402
Capital transactions with HHH	—	—	(513,813)	(5,506)	—	(519,319)	—	(519,319)
Balance at September 30, 2026	10	$—	$2,422,660	$88,352	$10,246	$2,521,258	$96,259	$2,617,517

Balance at December 31, 2024	10	$—	$2,955,247	$(182,462)	$1,968	$2,774,753	$65,548	$2,840,301
Net income (loss)	—	—	—	117,434	—	117,434	267	117,701
Other comprehensive income (loss)	—	—	—	—	(3,384)	(3,384)	—	(3,384)
Transactions with noncontrolling interests	—	—	—	—	—	—	1,194	1,194
Capital transactions with HHH	—	—	(11,139)	—	—	(11,139)	—	(11,139)
Balance at September 30, 2025	10	$—	$2,944,108	$(65,028)	$(1,416)	$2,877,664	$67,009	$2,944,673

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$141,603	$117,701
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	136,689	121,419
Amortization	14,758	14,662
Amortization of deferred financing costs	10,007	9,330
Straight-line rent amortization	(7,602)	(5,058)
Deferred income taxes	30,847	29,377
Restricted stock and stock option amortization	11,993	14,941
Net gain on sale of properties	(58,382)	(29,834)
Loss on sale of MUD receivables	105,917	48,197
Proceeds from sale of MUD receivables	195,133	180,043
(Gain) loss on extinguishment of debt	11,068	480
Equity in (earnings) losses from unconsolidated ventures, net of distributions	30,954	8,928
Provision for (recovery of) doubtful accounts	391	2,087
Master Planned Communities development expenditures	(394,947)	(325,854)
Master Planned Communities cost of sales, net of SID bonds transfers to buyers	125,419	146,087
Condominium development expenditures	(384,846)	(397,767)
Condominium rights and units cost of sales, net of closing commissions	565,270	1,112
Net Changes:
Accounts receivable, net	(16,359)	(33,056)
Other assets, net	(21,607)	1,873
Condominium deposits, net	(76,426)	201,543
Deferred expenses, net	(21,038)	(33,433)
Other liabilities, net	(37,026)	27,723
Cash provided by (used in) operating activities	361,816	100,501

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(6,328)	(1,156)
Operating property improvements	(37,571)	(33,086)
Property development and redevelopment	(69,634)	(128,465)
Cash from consolidation of joint venture	26,226	—
Acquisition of assets	—	(16,356)
Proceeds from sales of properties, net	125,947	12,336
Reimbursements under tax increment financings and grants	2,879	6,583
Distributions from unconsolidated ventures	22,910	2,322
Investments in unconsolidated ventures, net	(48,469)	(3,017)
Other	(16,209)	(1,219)
Cash provided by (used in) investing activities	(249)	(162,058)
HHC 2026 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	1,583,719	600,590
Principal payments on mortgages, notes, and loans payable	(1,239,439)	(442,362)
Debt extinguishment costs	(6,900)	(204)
Special Improvement District bond funds released from (held in) escrow	26,636	23,900
Deferred financing costs and bond issuance costs	(20,773)	(6,263)
Distributions to HHH	(532,661)	(27,559)
Contributions from noncontrolling interest owners	5,756	215
Cash provided by (used in) financing activities	(183,662)	148,317

Net change in cash, cash equivalents, and restricted cash	177,905	86,760
Cash, cash equivalents, and restricted cash at beginning of period	1,199,225	998,116
Cash, cash equivalents, and restricted cash at end of period	$1,377,130	$1,084,876

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$763,627	$568,006
Restricted cash	613,503	516,870
Cash, cash equivalents, and restricted cash at end of period	$1,377,130	$1,084,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$251,164	$236,950
Interest capitalized	112,476	109,881
Income taxes paid (refunded), net	11,712	10,233

NON-CASH TRANSACTIONS
Consideration from sale of properties	$—	$41,125
Special Improvement District bonds transfers to buyers	14,622	2,586
Capitalized stock compensation	2,956	2,332
Accrued property improvements, developments, and redevelopments	(17,451)	6,013
Promissory note for special land use	500	—

See Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, and future fiscal years.

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

Vantage Acquisition On June 4, 2026, HHH completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings Ltd. (Vantage), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion (Vantage Acquisition). Also on June 4, 2026, to support the funding of the Vantage Acquisition, HHH issued $1.0 billion of its preferred stock to Pershing Square Holdings, Ltd. The transaction was funded with the $1.0 billion of proceeds from the preferred stock issuance and $1.2 billion of cash on hand, of which approximately $900 million of cash was held at HHH, and the remainder was held at HHC. The interest in Vantage was purchased by a wholly owned subsidiary of HHH and is not a part of the HHC ownership structure. HHC will continue investing in its core real estate operations, and expects to contribute excess cash generated from its real estate operations to support the growth of HHH’s new insurance subsidiary.

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
Related-party receivables as of December 31, 2025 were primarily due from the Floreo joint venture and related to reimbursable overhead costs incurred by the Company on behalf of Floreo and an outstanding balance of guaranty fees associated with Floreo’s bond financing. The Company received payment for the outstanding balance of guaranty fees during the third quarter of 2026. As of September 30, 2026, following a reconsideration event, the Floreo joint venture was consolidated. As such, any remaining related-party receivable balances are now eliminated in consolidation. See Note 6 - Acquisitions and Dispositions for additional information on the consolidation of the Floreo joint venture.

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

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	September 30, 2026	December 31, 2025
Straight-line rent receivables	$104,307	$96,975
Tenant receivables	9,957	5,512
Related-party receivables	19	18,640
Other receivables	7,988	12,995
Accounts receivable, net (a)	$122,271	$134,122
(a)As of September 30, 2026, the total reserve balance for amounts considered uncollectible was $6.4 million, comprised of $6.3 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2025, the total reserve balance was $7.2 million, comprised of $7.0 million attributable to lease-related receivables and $0.2 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations Location	2026	2025	2026	2025
Rental revenue	$(2,324)	$494	$68	$1,983
Provision for (recovery of) doubtful accounts	206	(345)	270	41
Total (income) expense impact	$(2,118)	$149	$338	$2,024

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

Municipal District Receivables, net Municipal district receivables, net are development costs that the Company incurs within its Master Planned Communities (MPCs) and expects to be reimbursed for by special-purpose political subdivisions. These subdivisions are formed under state law to finance public infrastructure that benefits land within their boundaries. They include Municipal Utility Districts (MUD) in Houston, Texas and Community Facilities Districts (CFD) in Arizona. Each type of district is governed by its own state statute, which defines the infrastructure and costs that qualify for reimbursement. The Company applies a consistent accounting approach to both. The Company typically advances funds to build qualifying public infrastructure, which must be designed, bid, and constructed in accordance with the applicable statute and local requirements. The district Board of Directors authorizes and approves all reimbursable development contracts, and uses bond sale proceeds to reimburse the developer for its construction costs. At the date the expenditures occur, the Company determines the costs it believes will be eligible for reimbursement under the applicable statute and recognizes those costs as municipal district receivables. As of September 30, 2026, following the consolidation of Floreo in July 2026, related CFD receivables are included in the consolidated Municipal district receivables, net balance. Prior to the consolidation of Floreo, the Company did not have consolidated CFD receivables as development has not yet started in Teravalis. See Note 6 - Acquisitions and Dispositions for further discussion of the Floreo consolidation.

HHC 2026 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Sale of MUD Receivables The Company has entered into various transactions to transfer reimbursement rights related to its current and anticipated future MUD receivables, as well as interest owed on its current MUD receivables, in exchange for cash consideration. For each transaction, the Company allocated the cash consideration received between the existing MUD receivables and anticipated future MUD receivables using the relative fair value method. As a result of these transactions, the Company derecognized the existing MUD receivables and related accrued interest, and recognized a loss on sale equal to the excess of their carrying amount over the consideration allocated to them.

The following table summarizes the initial impacts of the MUD sale transactions:

thousands	September 2024	May 2025	April 2026	July 2026	September 2026
Allocation of MUD receivables transferred (a):
Existing MUD receivables	$186,004	$146,974	$1,485	$73,310	$171,792
Accrued interest	9,295	14,065	36	6,592	8,746
Future MUD receivables	39,996	95,905	26,095	14,600	35,762

Allocation of cash consideration received (a):
Existing MUD receivables	146,648	112,842	966	49,517	99,348
Future MUD receivables	30,032	67,201	16,574	9,048	19,680

Gain (loss) on sale of MUD receivables (a)	(48,651)	(48,197)	(555)	(30,385)	(81,190)
(a)This table includes the initial amounts recognized for each transaction and does not include the impacts of any changes in estimates in future periods. Refer to the below for discussion of the impact of any changes in estimates.

For these transactions, the Company is required to complete future development activities. As such, liabilities associated with the future development spend were recorded at amortized cost in Other liabilities, net on the Condensed Consolidated Balance Sheets. The associated discounts, which represent the differences between the total future development spend and the allocated cash proceeds, are being amortized into interest expense over the expected development period using the effective interest method. As of September 30, 2026, the total remaining liability was $92.3 million and the total unamortized discount was $30.1 million. As of December 31, 2025, the total remaining liability was $64.4 million and the total unamortized discount was $12.8 million. Interest expense related to the discount amortization was $6.4 million for the three months ended September 30, 2026, and $14.3 million for the nine months ended September 30, 2026, compared to $7.2 million for the three months ended September 30, 2025, and $16.4 million for the nine months ended September 30, 2025. The Company records each transaction using the information available at closing and subsequent changes in these estimates are recognized in Gain (loss) on sale of MUD receivables in the period identified. The Company recognized a gain of $6.2 million in Gain (loss) on sale of MUD receivables for the three and nine months ended September 30, 2026 related to changes in estimates.

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

HHC 2026 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Impairment Analysis

Long-Lived Assets The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded for long-lived assets during the three and nine months ended September 30, 2026, or 2025.

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

Investments in Unconsolidated Ventures The Company evaluates each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded for investments in unconsolidated ventures during the three and nine months ended September 30, 2026 or 2025.

Variable Interest Entities

The Company has interests in various legal entities that represent a VIE. The Company determines if a legal entity is a VIE by performing a qualitative analysis that requires certain subjective decisions, taking into consideration the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. Upon the occurrence of certain reconsideration events, the Company reassesses its initial determination as to whether the entity is a VIE.

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

HHC 2026 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Consolidated Real Estate VIEs The Company’s Condensed Consolidated Balance Sheets included the following amounts related to its consolidated real estate VIEs. The assets of these consolidated VIEs may only be used to settle obligations of the respective VIE and are not available to satisfy the obligations of the Company or its other subsidiaries. The liabilities of these consolidated VIEs are non-recourse to the Company and are payable solely from the assets of the respective VIE, with the exception of the Floreo debt obligation which is subject to the guaranty described below.

thousands	September 30, 2026	December 31, 2025
Master Planned Communities assets	$825,299	$543,912
Buildings and equipment	8,151	7,161
Less: accumulated depreciation	(3,167)	(1,354)
Developments	24,965	14,684
Net investment in real estate	855,248	564,403
Investments in unconsolidated ventures	934	—
Cash and cash equivalents	50,236	22,191
Restricted cash	166,238	136,418
Accounts receivable, net	683	65
Municipal district receivables, net	77,395	—
Deferred expenses, net	17,893	13,571
Intangibles, net	3,016	1,953
Other assets, net	27,604	565
Total assets	$1,199,247	$739,166

Mortgages, notes, and loans payable, net	$270,461	$—
Other liabilities, net	204,007	153,969
Total liabilities	$474,468	$153,969

The above balances primarily relate to the following consolidated real estate VIEs:

–Floreo In July 2026, a reconsideration event occurred related to Floreo, an MPC joint venture currently developing land in the greater Phoenix, Arizona area. Floreo is a VIE that was previously accounted for under the equity method. As a result of the reconsideration event, the Company concluded that it was the primary beneficiary, and Floreo was prospectively consolidated on July 26, 2026. Refer to Note 6 - Acquisitions and Dispositions for additional information on the reconsideration event and the financial statement impact of the consolidation. The Secured Floreo Note, which is included in Mortgages, notes, and loans payable, net following consolidation, has a borrowing capacity of $365.0 million, and outstanding borrowings as of September 30, 2026, of $276.0 million. Floreo’s creditors only have recourse to the Company through a collateral maintenance obligation, under which a wholly owned subsidiary of the Company must post refundable cash collateral of up to $100.0 million if Floreo’s loan-to-value ratio exceeds 50%. This collateral becomes non refundable if Floreo defaults on the note. As of September 30, 2026, no collateral has been posted.
–Teravalis The Company entered into a joint venture agreement to develop Teravalis, an MPC in the West Valley of Phoenix, Arizona. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is the primary beneficiary and consolidates Teravalis.
–‘Ilima The Company entered into a joint venture agreement with Discovery Land Company to form Block E Ward Village (‘Ilima) for the purpose of developing, constructing, and operating a residential condominium tower in Ward Village. ‘Ilima was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is the primary beneficiary and consolidates ‘Ilima.
–Summit House In August 2026, the Company entered into a limited liability company agreement with Discovery Summerlin Tower Investor, LLC to form Block E21 JV, LLC (Summit House) for the purpose of developing, constructing, and operating a residential condominium tower in Summerlin. Summit House was determined to be a VIE because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. As the Company has the power to direct the activities that most significantly impact Summit House’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant, the Company is the primary beneficiary and consolidates Summit House.

HHC 2026 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Other Non-Consolidated Real Estate Variable Interest Entities The Company owns interests in various other real estate related joint ventures that are classified as VIEs; however, the Company is not the primary beneficiary and accounts for these investments in accordance with the equity method. See Note 2 - Investments in Unconsolidated Ventures for additional information.

Noncontrolling Interests As of December 31, 2025, noncontrolling interests were primarily related to Teravalis. As of September 30, 2026, noncontrolling interest also related to Floreo and Summit House.

Financing Receivable Credit Losses The Company is exposed to credit losses through the sale of goods and services to the Company’s customers. Receivables held by the Company primarily relate to short-term trade receivables, discussed above, and financing receivables, which include municipal district receivables, Special Improvement District (SID) bonds, Tax Increment Financing (TIF) receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss on a quarterly basis using historical collection experience and future expectations by portfolio segment.

The amortized cost basis of financing receivables, consisting primarily of municipal district and SID receivables, totaled $522.1 million as of September 30, 2026, and $560.3 million as of December 31, 2025. The municipal district receivables balance included accrued interest of $50.5 million as of September 30, 2026, and $48.2 million as of December 31, 2025. There was no material activity in the allowance for credit losses for financing receivables for the nine months ended September 30, 2026 and 2025.

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

2. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of September 30, 2026, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2026	2025	2026	2025	2026	2025	2026	2025
Equity Method Investments
Operating Assets:
Operating equity investments (b)	Various	Various	$17,614	$10,649	$531	$135	$1,884	$(1,152)
Master Planned Communities:
The Summit (c)	50%	50%	27,999	35,815	(1,581)	(2,085)	(690)	(7,055)
Floreo (d)	—	50%	—	59,008	(20,233)	(636)	(24,512)	(725)
Other	Various	50%	2,012	—	(196)	—	(912)	—
Strategic Developments:
Aspect (c)(e)	85%	—	13,767	—	156	—	156	—
West End Alexandria (c)	58%	58%	46,937	60,830	13,794	57	8,929	231
Gateway A10 Holdings (e)	50%	—	8,926	—	—	—	—	—
Other	50%	50%	—	41	—	—	(30)	—
			117,255	166,343	(7,529)	(2,529)	(15,175)	(8,701)
Other investments (f)			3,767	3,779	—	—	5,307	5,605
Investments in unconsolidated ventures			$121,022	$170,122	$(7,529)	$(2,529)	$(9,868)	$(3,096)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)Two of the operating equity investments were in a combined deficit position of $19.8 million at September 30, 2026, and $23.8 million at December 31, 2025, and presented in Other liabilities, net on the Condensed Consolidated Balance Sheets.
(c)For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses, and preferred returns may result in the Company’s economic
HHC 2026 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(d)Floreo is a VIE that was previously accounted for under the equity method. On July 26, 2026, a reconsideration event occurred, and as a result, the Company concluded that it was the primary beneficiary, and Floreo was prospectively consolidated on July 26, 2026. Prior to consolidation, the Company’s previously held equity method investment in Floreo was remeasured to its fair value as of the acquisition date, resulting in the recognition of a $19.4 million loss in Equity in earnings (losses) from unconsolidated ventures. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for the required consolidated VIE disclosures. Refer to Note 6 - Acquisitions and Dispositions for additional information related to the initial consolidation of Floreo.
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

Aspect In March 2026, the Company formed FP Aspect Holdings, LLC (Aspect) with Foulger-Pratt Development, LLC (Foulger-Pratt). Upon formation, the Company contributed $13.6 million in exchange for an 85% interest in Aspect and Foulger-Pratt contributed $2.4 million in exchange for a 15% interest. Per the LLC Agreement, Foulger-Pratt is the managing member. Aspect is classified as a VIE, however, despite the Company’s significant economic ownership, it does not have the ability to control the activities that most impact the economic performance of the venture, and as such is not the primary beneficiary. Accordingly, the Company does not consolidate Aspect and accounts for its ownership interest under the equity method. As of September 30, 2026, the Company’s maximum exposure to loss on this investment is limited to the $13.8 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. Aspect was created to hold a 20% ownership interest in Aspect Alexandria QOZB, LLC (Aspect Lower Tier JV). In the first quarter of 2026, Aspect Lower Tier JV purchased four acres of land from West End Alexandria, as discussed below, and will utilize the land to develop a multifamily property within the West End Alexandria area. Aspect Lower Tier JV commenced construction on the multifamily property in March 2026.

West End Alexandria In 2021, the Company entered into an Asset Contribution Agreement with Landmark Land Holdings, LLC (West End Alexandria) to redevelop a site previously known as Landmark Mall into a cohesive neighborhood with residential, retail and commercial properties. Other equity owners include Foulger-Pratt and Seritage SRC Finance. In exchange for equity interests in West End Alexandria, the Company conveyed its Landmark Mall property, Seritage conveyed additional land, and Foulger-Pratt contributed cash consideration. The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

West End Alexandria was formed to complete demolition and horizontal infrastructure development work and then sell land parcels to other joint ventures or third parties for subsequent development. Foulger-Pratt manages construction of the development. Demolition was completed in 2023, and infrastructure work was completed in 2026. During the first quarter of 2026, West End Alexandria recognized a loss on sale of four acres of land to Aspect Lower Tier JV, which as mentioned above, will utilize the land to develop a multifamily property. During the third quarter of 2026, West End Alexandria recognized a gain on the sale of 4.6 acres of land to a third party to develop townhomes. The Company recognized equity earnings of $13.8 million during the three months ended September 30, 2026, and $8.9 million during the nine months ended September 30, 2026, primarily related to its share of these transactions.

HHC 2026 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Gateway A10 Holdings In September 2026, the Company contributed a 14.7-acre parcel of land in Columbia to its Gateway A10 Holdings joint venture with SCG Realty Company LLC to develop a build-to-suit warehouse that will be leased by Saval Foods, LLC. The Company contributed the land at a fair value of $10.0 million and received a $1.1 million special distribution, retaining a 50% interest valued at $8.9 million. After derecognizing the land’s carrying amount of $3.8 million, the Company recognized a gain of $6.2 million in Gain on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations. Gateway A10 Holdings obtained a construction loan of up to $41.7 million to fund the development, with no borrowings outstanding as of September 30, 2026. The remainder of the development cost is expected to be funded by SCG Realty Company LLC.

Gateway A10 Holdings was determined to be a VIE, however, the Company is not the primary beneficiary as it does not have the ability to control the activities that most impact the economic performance of the venture. Accordingly, the Company does not consolidate Gateway A10 Holdings and accounts for its ownership interest under the equity method. As of September 30, 2026, the Company’s maximum exposure to loss includes the $8.9 million carrying value of its investment.

3. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net Mortgages, notes, and loans payable, net are summarized as follows:

thousands	September 30, 2026	December 31, 2025
Fixed-rate debt
Senior unsecured notes	$2,300,000	$2,050,000
Secured mortgages payable	1,729,616	1,793,561
Special Improvement District bonds	64,089	80,294
Variable-rate debt (a)
Secured Bridgeland Note	85,000	85,000
Secured Floreo Note	275,963	—
Secured mortgages payable	1,295,666	1,135,359
Unamortized deferred financing costs (b)	(46,385)	(34,386)
Mortgages, notes, and loans payable, net	$5,703,949	$5,109,828
(a)The Company has entered into derivative instruments to manage the variable interest rate exposure for certain debt positions. See Note 4 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of September 30, 2026, land, buildings and equipment, developments, and other collateral with a net book value of $5.1 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

Senior Unsecured Notes In February 2026, HHC issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034 (collectively, the February 2026 Senior Notes). Interest is payable semi-annually, beginning in September 2026. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028 and used the remaining proceeds for general corporate purposes.

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

The following table summarizes the Company’s secured mortgages payable:

	September 30, 2026				December 31, 2025
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,729,616	3.13% - 8.67%	5.00%	4.3	$1,793,561	3.13% - 8.67%	4.91%	5.1
Variable rate (b)	1,295,666	5.40% - 8.93%	8.30%	2.7	1,135,359	5.77% - 8.87%	7.34%	1.3
Secured mortgages payable	$3,025,282	3.13% - 8.93%	6.41%	3.6	$2,928,920	3.13% - 8.87%	5.85%	3.6
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of September 30, 2026, and December 31, 2025, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 8.17% as of September 30, 2026, and 7.15% as of December 31, 2025. See Note 4 - Derivative Instruments and Hedging Activities for additional information.

During the nine months ended September 30, 2026, the Company’s mortgage activity included new borrowings of $370.1 million, draws on existing mortgages of $179.2 million, refinancings of $35.0 million, and repayments of $487.9 million. As of September 30, 2026, the Company’s secured mortgage loans had $985.8 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2030 to 2055 as of September 30, 2026, and fixed rates ranging from 4.13% to 6.50% with maturities ranging from 2030 to 2055 as of December 31, 2025. During the nine months ended September 30, 2026, obligations of $14.6 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Note The Company has $600.0 million of borrowing capacity under this secured note, which matures in 2029 and is secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 6.05% at September 30, 2026. As of September 30, 2026, outstanding borrowings were $85.0 million, and undrawn capacity was $515.0 million.
HHC 2026 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Secured Floreo Note In July 2026, the Company began consolidating Floreo, an MPC joint venture, which is a VIE that was previously accounted for under the equity method. Therefore, as of September 30, 2026, the Secured Floreo Note is included in Mortgages, notes, and loans payable, net. See Note 6 - Acquisitions and Dispositions for additional information on the consolidation of the Floreo joint venture. The note has a borrowing capacity of $365.0 million, an interest rate of 6.75% at September 30, 2026, and matures in 2029. As of September 30, 2026, outstanding borrowings were $276.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation.

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

As of September 30, 2026, the Company was not in compliance with certain property-level debt covenants. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash cannot be used for general corporate purposes, it can be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of September 30, 2026, or December 31, 2025.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The reduction in Interest expense related to the amortization of terminated swaps is immaterial.

Amounts reported in AOCI related to derivatives are reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $4.9 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHC 2026 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Other liabilities, net.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	September 30, 2026	December 31, 2025
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$250,000	4.50%	6/17/2025	7/1/2026	$—	$1
Interest rate cap	223,679	5.25%	12/2/2024	12/15/2026	—	1
Interest rate cap	98,268	5.50%	2/26/2026	3/9/2028	377	—
Interest rate cap	17,341	5.50%	2/26/2026	3/9/2028	67	—
Interest rate cap	77,223	6.00%	7/15/2026	6/30/2028	523	—
Interest rate cap	9,539	6.00%	7/15/2026	6/30/2028	60	—

Derivative instruments designated as hedging instruments:
Interest rate swap	79,198	3.97%	5/1/2025	4/15/2026	—	(59)
Interest rate swap	32,400	3.98%	7/10/2025	8/1/2026	—	(88)
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	142	(542)
Interest rate cap	127,000	3.50%	11/7/2025	1/8/2027	197	145
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	361	792
Interest rate swap	74,396	3.73%	4/15/2026	4/15/2027	137	—
Interest rate swap	32,400	3.96%	8/3/2026	7/10/2027	95	—
Interest rate cap	58,539	4.15%	12/21/2025	12/21/2028	903	183
Interest rate swap	300,000	3.68%	3/30/2026	3/30/2031	12,363	—
Interest rate swap	33,502	4.89%	11/1/2019	1/1/2032	3,515	1,991

Other:
Warrants (c)	n/a	n/a	Various	Various	208	—
Total fair value derivative assets					$18,948	$3,113
Total fair value derivative liabilities					—	(689)
Total fair value derivative asset (liability), net					$18,948	$2,424
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps and caps.
(b)Interest related to these contracts was immaterial for all periods presented.
(c)The Company holds two outstanding warrants. One warrant represents approximately 98% of the aggregate fair value and has an effective date of February 2025 and a maturity date of February 2035. The remaining warrant is immaterial and has similar economic characteristics.

The tables below present the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Interest rate derivatives	$9,155	$146	$12,335	$(1,065)

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Interest expense	$408	$838	$1,100	$2,319

HHC 2026 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Credit-Risk-Related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of September 30, 2026.

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

	September 30, 2026				December 31, 2025
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$18,948	$—	$18,740	$208	$3,113	$—	$3,113	$—
Derivative liabilities	—	—	—	—	689	—	689	—

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

Financial Instruments Not Carried at Fair Value The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2026		December 31, 2025
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash, cash equivalents, and restricted cash (a)	Level 1	$1,377,130	$1,377,130	$1,199,225	$1,199,225
Accounts receivable, net (b)	Level 3	122,271	122,271	134,122	134,122
Notes receivable, net (c)	Level 3	3,692	3,692	2,932	2,932

Liabilities:
Fixed-rate debt (d)	Level 2	4,093,705	3,802,750	3,923,855	3,794,729
Variable-rate debt (d)	Level 2	1,656,629	1,656,629	1,220,359	1,220,359
(a)Cash, cash equivalents, and restricted cash include demand deposits, money market mutual funds, and U.S. Treasury bills with original maturities of 90 days or less.
(b)Accounts receivable, net is shown net of an allowance of $6.4 million at September 30, 2026, and $7.2 million at December 31, 2025. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(c)Notes receivable, net is shown net of an immaterial allowance at September 30, 2026, and December 31, 2025.
(d)Excludes related unamortized financing costs.

Cash and Receivables The carrying amounts of Cash, cash equivalents, and restricted cash; Accounts receivable, net; and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

HHC 2026 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Debt The fair value of the Company’s senior unsecured notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of September 30, 2026. Refer to Note 3 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

6. Acquisitions and Dispositions

Acquisitions

MPC On July 26, 2026, a reconsideration event occurred related to Floreo, an MPC joint venture currently developing land in the greater Phoenix, Arizona area. Floreo is a VIE that was previously accounted for under the equity method. In July 2026, the other Floreo members were deemed to be in default under the LLC Agreement, which resulted in a significant curtailment of their governance rights and constituted a reconsideration event. As a result, it was determined that, as of July 2026, the Company became the primary beneficiary of Floreo as it has the power to direct the activities that most significantly impact Floreo’s economic performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, beginning in July 2026, the Company consolidated Floreo with the other members’ combined interest reflected as a noncontrolling interest.

The transaction was accounted for as a business combination using the acquisition method of accounting. The Company’s previously held equity method investment in Floreo was remeasured to its fair value of $51.1 million based upon a valuation of the acquired business as of the acquisition date, resulting in the recognition of a $19.4 million loss on initial consolidation in Equity in earnings (losses) from unconsolidated ventures in the Condensed Consolidated Statements of Operations. The fair value of the noncontrolling interest in Floreo as of the acquisition date was $40.1 million. The consolidation of Floreo was a noncash investing activity, except for $26.2 million of cash and cash equivalents held by Floreo at the acquisition date, which is presented as Cash from consolidation of joint venture in the Condensed Consolidated Statements of Cash Flows.

The Company recorded the assets acquired and liabilities assumed at their estimated acquisition-date fair values, as summarized in the table below. Certain data necessary to complete the allocation of fair value is not yet available, and includes, but is not limited to, the final appraisals of certain acquired assets and assumed liabilities. The Company will finalize the fair value allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

thousands	July 26, 2026
Fair value of assets acquired:
Master Planned Communities assets	$266,700
Buildings and equipment	994
Investment in unconsolidated ventures	1,032
Cash and cash equivalents	26,226
Accounts receivable, net	592
Municipal district receivables, net	75,100
Other assets, net	27,604
Total estimated fair value of assets acquired	398,248

Fair value of liabilities assumed:
Mortgages, notes, and loans payable, net	270,016
Other liabilities, net	37,003
Total estimated fair value of liabilities assumed	307,019

Fair value of net assets acquired	$91,229
HHC 2026 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

The Company engaged independent valuation specialists to assist management in determining the fair values of certain acquired assets and assumed liabilities. The determination of fair value required significant judgment and estimates and was based on information available as of the acquisition date. No material separately identifiable intangible assets were identified.

The valuation used an income approach based on discounted cash flows over a finite projection period. No terminal value was applied because the projections represent a finite-life MPC development. The Company’s land model forecasts the expected cash flows associated with the development of the MPC, including projected land sales, development costs, and related reimbursement cash flows. As such, the discounted cash flow analysis captures the economics of the underlying MPC asset value in total and the fair value of the MPC assets equals the residual value after separately recognizing the fair values of the other identifiable assets and liabilities.

Municipal district receivables, which are CFD receivables, were valued using a discounted cash flow method. These receivables represent development costs incurred that were eligible for reimbursement through future CFD bond issuances. The valuation reflected the Company’s expectation that the existing receivables would be reimbursed on a first-in, first-out basis as future CFD proceeds were received. The forecasted proceeds attributable to the existing receivables were discounted based on their expected timing of collection.

The fair value measurements for the MPC assets and municipal district receivables were based on significant unobservable inputs and are classified as Level 3 fair value measurements. Significant unobservable inputs included projected land sales, development costs, the timing and amount of CFD proceeds and impact fee reimbursements, and discount rates. All other acquired assets and assumed liabilities were recorded at their carrying amounts which were determined to approximate fair value.

Pro forma financial information assuming the consolidation has occurred as of the beginning of the calendar year prior to consolidation, as well as the Floreo revenues and earnings generated during the period since the acquisition date, are not material for disclosure purposes.

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

Strategic Developments The Grogan’s Mill Library and Community Center was developed in connection with a land swap agreement entered into with Montgomery County, Texas. In July 2025, upon completion of construction, the Company transferred the Grogan’s Mill Library and Community Center to Montgomery County in exchange for a land parcel on the Waterway in The Woodlands (Town Green), resulting in a gain of $10.1 million. Town Green was measured at fair value and is held in the Strategic Developments segment for future development.

Operating Assets In June 2026, the Company completed the sale of Creekside Park, a 292-unit multifamily property, in The Woodlands for total proceeds of $55.5 million, resulting in a gain of $25.4 million.

In June 2026, the Company completed the sale of Creekside Park The Grove, a 360-unit multifamily property, in The Woodlands for total proceeds of $71.8 million, resulting in a gain of $26.8 million.

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

HHC 2026 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

7. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	September 30, 2026	December 31, 2025
Security, escrow, and other deposits	$88,043	$54,608
Special Improvement District receivable, net	66,404	90,417
Prepaid expenses	36,875	15,883
Derivative assets	18,948	3,113
Condominium inventory	10,255	3,937
Other	6,527	7,258
Tenant incentives and other receivables, net	5,084	15,259
Operating lease right-of-use assets	4,792	5,231
TIF receivable, net	4,080	4,012
Notes receivable, net	3,692	2,932
Net investment in lease receivable	2,853	2,781
Other assets, net	$247,553	$205,431

Other Liabilities, Net The following table summarizes the significant components of Other liabilities, net:

thousands	September 30, 2026	December 31, 2025
Condominium deposit liabilities	$672,369	$748,795
Construction payables	221,707	263,845
Deferred income	166,447	166,121
MUD sale liability	92,268	64,364
Tenant and other deposits	54,446	59,736
Accrued real estate taxes	41,106	35,311
Accrued interest	26,928	50,800
Other	23,579	27,911
Accounts payable and accrued expenses	20,453	56,684
Accrued payroll and other employee liabilities	19,787	29,326
Operating lease obligations	4,615	4,868
Derivative liabilities	—	689
Other liabilities, net	$1,343,705	$1,508,450

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

HHC 2026 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Letters of Credit and Surety Bonds As of September 30, 2026, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $257.2 million. As of December 31, 2025, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $383.1 million. These letters of credit and surety bonds were issued primarily in connection with HHC insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Other assets, net and Other liabilities, net on the Condensed Consolidated Balance Sheets. See Note 12 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guaranty and, as of September 30, 2026, and December 31, 2025, there were no events requiring financial performance under the following guaranty.

Merriweather District To the extent that increases in taxes do not cover debt service payments on the Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of September 30, 2026, any obligations to pay special taxes are not probable.

9. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2026	2025	2026	2025
Income tax expense (benefit)	$(15,856)	$38,603	$45,022	$38,345
Income (loss) before income taxes	(66,994)	157,017	186,625	156,046
Effective tax rate	23.7%	24.6%	24.1%	24.6%

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

HHC 2026 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI:

thousands	Derivative Instruments	Pension	Total
Balance at June 30, 2026	$1,499	$—	$1,499
Other comprehensive income (loss) before reclassifications	11,988	—	11,988
(Gain) loss reclassified to net income	(531)	—	(531)
Income tax (expense) benefit	(2,710)	—	(2,710)
Net current-period other comprehensive income (loss)	8,747	—	8,747
Balance at September 30, 2026	$10,246	$—	$10,246

Balance at June 30, 2025	$204	$(928)	$(724)
Other comprehensive income (loss) before reclassifications	193	—	193
(Gain) loss reclassified to net income	(1,103)	—	(1,103)
Income tax (expense) benefit	218	—	218
Net current-period other comprehensive income (loss)	(692)	—	(692)
Balance at September 30, 2025	$(488)	$(928)	$(1,416)

thousands
Balance at December 31, 2025	$(989)	$(838)	$(1,827)
Other comprehensive income (loss) before reclassifications	16,148	—	16,148
(Gain) loss reclassified to net income	(1,439)	838	(601)
Income tax (expense) benefit	(3,474)	—	(3,474)
Net current-period other comprehensive income (loss)	11,235	838	12,073
Balance at September 30, 2026	$10,246	$—	$10,246

Balance at December 31, 2024	$2,896	$(928)	$1,968
Other comprehensive income (loss) before reclassifications	(1,415)	—	(1,415)
(Gain) loss reclassified to net income	(3,053)	—	(3,053)
Income tax (expense) benefit	1,084	—	1,084
Net current-period other comprehensive income (loss)	(3,384)	—	(3,384)
Balance at September 30, 2025	$(488)	$(928)	$(1,416)

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

HHC 2026 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Revenues from contracts with customers
Condominium rights and unit sales	$6,189	$142	$715,634	$677
Master Planned Communities land sales	133,657	248,467	404,166	445,150
Builder price participation	11,366	16,012	26,916	39,437
Other revenues	11,702	14,237	33,554	34,297

Rental and lease-related revenues
Rental revenue	115,852	111,377	343,599	330,882
Total revenues	$278,766	$390,235	$1,523,869	$850,443

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

thousands
Balance at December 31, 2025	$896,896
Consideration earned during the period	(785,440)
Consideration received during the period	694,059
Balance at September 30, 2026	$805,515

Balance at December 31, 2024	$584,536
Consideration earned during the period	(73,901)
Consideration received during the period	308,900
Balance at September 30, 2025	$819,535

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of September 30, 2026, was $3.9 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$599,751	$62,591	$3,239,581

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

HHC 2026 FORM 10-Q | 25

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

The Company’s leased assets and liabilities are as follows:

thousands	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$4,792	$5,231
Operating lease obligations	4,615	4,868

Future minimum lease payments as of September 30, 2026, are as follows:

thousands	Operating Leases
Remainder of 2026	$447
2027	898
2028	616
2029	622
2030	381
Thereafter	5,300
Total lease payments	8,264
Less: imputed interest	(3,649)
Present value of lease liabilities	$4,615

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Nine Months Ended September 30,
thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$509	$513
HHC 2026 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Other Information	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (years)
Operating leases	17.2	16.5
Weighted-average discount rate
Operating leases	7.3%	7.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Total minimum rent payments	$62,466	$62,312	$187,470	$184,318

Total future minimum rents associated with operating leases are as follows as of September 30, 2026:

thousands	Total Minimum Rent
Remainder of 2026	$65,035
2027	266,830
2028	252,279
2029	235,025
2030	209,652
Thereafter	745,041
Total	$1,773,862

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability of the lease payments is probable and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported in the Condensed Consolidated Statements of Operations also include amortization related to above-market and below‑market tenant leases on acquired properties.

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

Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Three Months Ended September 30, 2026
Total revenues	$121,611	$149,825	$7,244
Condominium rights and unit cost of sales	—	—	(5,414)
Master Planned Communities cost of sales	—	(46,242)	—
Operating costs	(35,479)	(16,197)	(3,890)
Rental property real estate taxes	(12,839)	—	(810)
(Provision for) recovery of doubtful accounts	(206)	—	—
Segment operating income (loss)	73,087	87,386	(2,870)
Depreciation and amortization	(43,503)	(266)	(2,380)
Interest income (expense), net	(39,284)	24,366	4,558
Other income (loss), net	72	—	(1,591)
Equity in earnings (losses) from unconsolidated ventures	531	(22,010)	13,950
Gain (loss) on sale or disposal of real estate and other assets, net	429	—	6,153
Gain (loss) on extinguishment of debt	(429)	—	—
Segment EBT	$(9,097)	$89,476	$17,820

Three Months Ended September 30, 2025
Total revenues	$117,182	$271,575	$1,460
Condominium rights and unit cost of sales	—	—	(59)
Master Planned Communities cost of sales	—	(78,280)	—
Operating costs	(37,052)	(4,892)	(3,944)
Rental property real estate taxes	(15,006)	—	(624)
(Provision for) recovery of doubtful accounts	345	—	—
Segment operating income (loss)	65,469	188,403	(3,167)
Depreciation and amortization	(43,411)	(110)	(1,988)
Interest income (expense), net	(34,006)	19,414	4,311
Other income (loss), net	363	19	2,066
Equity in earnings (losses) from unconsolidated ventures	135	(2,721)	57
Gain (loss) on sale or disposal of real estate and other assets, net	4,385	—	10,064
Gain (loss) on extinguishment of debt	(173)	—	—
Segment EBT	$(7,238)	$205,005	$11,343

HHC 2026 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Nine Months Ended September 30, 2026
Total revenues	$360,773	$443,846	$719,083
Condominium rights and unit cost of sales	—	—	(583,937)
Master Planned Communities cost of sales	—	(140,041)	—
Operating costs	(106,860)	(40,665)	(15,416)
Rental property real estate taxes	(42,839)	—	(1,836)
(Provision for) recovery of doubtful accounts	(270)	—	—
Segment operating income (loss)	210,804	263,140	117,894
Depreciation and amortization	(141,109)	(441)	(6,505)
Interest income (expense), net	(110,664)	70,090	13,629
Other income (loss), net	(436)	1,860	(2,480)
Equity in earnings (losses) from unconsolidated ventures	7,202	(26,114)	9,044
Gain (loss) on sale or disposal of real estate and other assets, net	52,229	—	6,153
Gain (loss) on extinguishment of debt	(842)	—	—
Segment EBT	$17,184	$308,535	$137,735

Nine Months Ended September 30, 2025
Total revenues	$347,630	$499,730	$3,028
Condominium rights and unit cost of sales	—	—	(1,112)
Master Planned Communities cost of sales	—	(148,672)	—
Operating costs	(105,449)	(30,399)	(11,280)
Rental property real estate taxes	(44,507)	—	(1,787)
(Provision for) recovery of doubtful accounts	(41)	—	—
Segment operating income (loss)	197,633	320,659	(11,151)
Depreciation and amortization	(128,839)	(309)	(4,222)
Interest income (expense), net	(102,397)	54,307	13,590
Other income (loss), net	801	54	936
Equity in earnings (losses) from unconsolidated ventures	4,453	(7,780)	231
Gain (loss) on sale or disposal of real estate and other assets, net	14,363	3,750	11,721
Gain (loss) on extinguishment of debt	(480)	—	—
Segment EBT	$(14,466)	$370,681	$11,105

The following represents the reconciliation of segment EBT to Income (loss) before income taxes in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Operating Assets EBT	$(9,097)	$(7,238)	$17,184	$(14,466)
MPC EBT	89,476	205,005	308,535	370,681
Strategic Developments EBT	17,820	11,343	137,735	11,105
General and administrative expense	(20,332)	(19,974)	(53,223)	(70,554)
Gain (loss) on sale of MUD receivables	(105,362)	—	(105,917)	(48,197)
Corporate interest expense, net	(32,190)	(27,878)	(88,486)	(77,754)
Corporate income, expenses, and other items	(7,309)	(4,241)	(29,203)	(14,769)
Income (loss) before income taxes	$(66,994)	$157,017	$186,625	$156,046

HHC 2026 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following represents the reconciliation of segment revenues to Total revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Operating Assets segment	$121,611	$117,182	$360,773	$347,630
MPC segment	149,825	271,575	443,846	499,730
Strategic Developments segment	7,244	1,460	719,083	3,028
Corporate	86	18	167	55
Total revenues	$278,766	$390,235	$1,523,869	$850,443

The following represents the reconciliation of segment assets to Total assets on the Condensed Consolidated Balance Sheets:

thousands	September 30, 2026	December 31, 2025
Operating Assets segment	$3,615,568	$3,606,214
MPC segment	3,730,413	3,487,301
Strategic Developments segment	2,075,039	2,378,762
Corporate	443,221	261,367
Total assets	$9,864,241	$9,733,644

The following represents capital expenditures by segment:

	Nine Months Ended September 30,
thousands	2026	2025
Operating Assets segment	$31,902	$30,036
MPC segment	203	118
Strategic Developments segment	57,938	153,794

HHC 2026 FORM 10-Q | 30

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
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

HHC 2026 FORM 10-Q | 31

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

Forward-looking statements include statements regarding:

–HHH’s plans to monetize a substantial portion of our real estate assets, transition our real estate business into an asset-light real estate asset management platform, and redeploy the resulting proceeds into Vantage Group Holdings Ltd. (Vantage)
–expected performance of our Master Planned Communities
–plans regarding our MPCs, including future sales of land bank stakes and any future ongoing long-term contracts and involvement, including but not limited to as a developer, manager and operator
–expected performance of our stabilized, income-producing properties, and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–forecasts of our future economic performance
–expected capital required for our operations and development opportunities for our properties
–impact of technology on our operations and business
–expected performance of our segments
–expected commencement and completion for property developments and timing of sales or rentals of certain properties
–estimates of our future liquidity, development opportunities, development spending, and management plans; and
–descriptions of assumptions underlying or relating to any of the foregoing

These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–our ability to transition our real estate business into an asset-light real estate asset management platform on the time frame anticipated or at all, including our ability to raise third-party capital on terms that are favorable to us or at all
–our ability to monetize our real estate assets through asset sales and joint ventures at the values, on the terms, and within the time frame anticipated, or at all, and the effects on us of HHH’s plans to redeploy the resulting proceeds into Vantage
–the effects that HHH’s transactions with Pershing Square could have upon HHH and the effects of HHH’s strategy of becoming a diversified holding company and recent acquisition of Vantage, and thus on our business and personnel
–our ability to realize the anticipated benefits of recent transactions, including the May 2025 transactions with Pershing Square and the spinoff of Seaport Entertainment Group Inc. in 2024
–macroeconomic conditions such as volatility in capital markets, unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and a prolonged recession in the national economy impacting the real estate business, including but not limited to inflation and changes in interest rates
–changes in trade policies, including tariffs, and related impacts on market conditions and business activity
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–extreme weather conditions, climate change, natural disasters, pandemics or other catastrophes, that may cause property damage or interrupt our real estate business
–losses that are not insured or exceed the applicable insurance limits
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
HHC 2026 FORM 10-Q | 32

MANAGEMENT’S NARRATIVE ANALYSIS	Table of Contents
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

HHC 2026 FORM 10-Q | 33

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

Segments The Company operates through three business segments: Operating Assets, MPCs, and Strategic Developments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate times, which helps mitigate development risk, using the cash flow harvested from the sale of land to homebuilders. Once the commercial developments are completed, the assets transition to Operating Assets, which increases recurring Net Operating Income (NOI). New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market and generate more cash flow from MPCs. Our Strategic Developments segment also develops and sells residential condominiums.

Vantage Acquisition On June 4, 2026, HHH completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings Ltd., a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. The interest in Vantage was purchased by a wholly owned subsidiary of HHH and is not a part of the HHC ownership structure. HHC will continue investing in its core real estate operations, and expects to contribute excess cash generated from its real estate operations to support the growth of HHH’s new insurance subsidiary. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

HHC 2026 FORM 10-Q | 34

MANAGEMENT’S NARRATIVE ANALYSIS OVERVIEW	Table of Contents
HHH Strategy In September 2026, HHH announced its intention to transition HHC from its current real estate model under which it owns substantially all of its assets and primarily funds development with its own capital to an asset-light real estate development and asset management platform. Under this strategy, HHC intends to monetize select real estate assets through asset sales and joint ventures, which may include the sale of interests in certain operating assets and the formation of joint ventures for portions of its residential MPC land holdings. HHC expects to retain operational control of these assets and to continue to serve as developer, manager, and operator under long-term agreements. HHC also intends to raise third-party capital to fund future development, with it earning development, asset management, and performance fees, including as general partner of new real estate funds or other third-party capital vehicles. HHC expects to maintain its existing approach for its condominium developments, which are primarily funded through construction financing and buyer deposits.

The timing, structure, and terms of any such transactions, and the amount of proceeds realized, will depend on market conditions, counterparty interest, and other factors. There can be no assurance that any such transactions will be completed on a timely basis or at all. The ability to complete such transactions, and the net proceeds realized, may also be affected by the terms of HHC's indebtedness, including the indentures governing its senior unsecured notes and the agreements governing its secured mortgages, which contain covenants and other provisions that may restrict the sale or transfer of interests in encumbered assets, require lender consent, or require the repayment of related debt, including any applicable prepayment penalties, yield maintenance premiums, or defeasance costs. In addition, a reduction in the cash flows retained by HHC following any such transactions could affect its ability to comply with the financial and other covenants under its debt agreements.

Non-GAAP Measures In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as NOI. See the Operating Assets section below for the reconciliation of this non-GAAP to GAAP financial measure and statements indicating why management believes this non-GAAP financial measure provides useful information for investors.

HHC 2026 FORM 10-Q | 35

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Rental revenue	$115,851	$111,377	$4,474	4%	$343,600	$330,849	$12,751	4%
Other revenues	5,760	5,805	(45)	(1)%	17,173	16,781	392	2%
Total revenues	121,611	117,182	4,429	4%	360,773	347,630	13,143	4%

Operating costs	(35,479)	(37,052)	1,573	4%	(106,860)	(105,449)	(1,411)	(1)%
Rental property real estate taxes	(12,839)	(15,006)	2,167	14%	(42,839)	(44,507)	1,668	4%
(Provision for) recovery of doubtful accounts	(206)	345	(551)	(160)%	(270)	(41)	(229)	NM
Total operating expenses	(48,524)	(51,713)	3,189	6%	(149,969)	(149,997)	28	—%
Segment operating income (loss)	73,087	65,469	7,618	12%	210,804	197,633	13,171	7%
Depreciation and amortization	(43,503)	(43,411)	(92)	—%	(141,109)	(128,839)	(12,270)	(10)%
Interest income (expense), net	(39,284)	(34,006)	(5,278)	(16)%	(110,664)	(102,397)	(8,267)	(8)%
Other income (loss), net	72	363	(291)	(80)%	(436)	801	(1,237)	(154)%
Equity in earnings (losses) from unconsolidated ventures	531	135	396	NM	7,202	4,453	2,749	62%
Gain (loss) on sale or disposal of real estate and other assets, net	429	4,385	(3,956)	(90)%	52,229	14,363	37,866	NM
Gain (loss) on extinguishment of debt	(429)	(173)	(256)	(148)%	(842)	(480)	(362)	(75)%
Segment EBT	$(9,097)	$(7,238)	$(1,859)	(26)%	$17,184	$(14,466)	$31,650	NM
NM Not meaningful.

For the three months ended September 30, 2026:

Operating Assets segment EBT decreased $1.9 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate decreased $4.0 million primarily due to the sale of two land parcels and a retail space in Ward Village in 2025.
–Interest expense increased $5.3 million primarily due to changes in our property-level debt portfolio.

These decreases to EBT were partially offset by the following:
–Rental revenues, net of Operating costs increased $6.0 million primarily due to increased leasing activity across our portfolio.
–Rental property real estate taxes decreased $2.2 million primarily due to reductions in assessed values.

For the nine months ended September 30, 2026:

Operating Assets segment EBT increased $31.7 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate increased $37.9 million primarily due to the sale of two multifamily properties in The Woodlands in 2026, compared to the sale of four land parcels and retail spaces in Ward Village in 2025.
–Rental revenues, net of Operating costs increased $11.3 million primarily due to increased leasing activity across our portfolio.

These increases to EBT were partially offset by the following:
–Depreciation and amortization increased $12.3 million primarily due to accelerated depreciation of a Ward Village retail property which was decommissioned in the second quarter of 2026 to allow for the construction of future condo towers.

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

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Assets segment EBT	$(9,097)	$(7,238)	$(1,859)	(26)%	$17,184	$(14,466)	$31,650	NM
Add back:
Depreciation and amortization	43,503	43,411	92	—%	141,109	128,839	12,270	10%
Interest (income) expense, net	39,284	34,006	5,278	16%	110,664	102,397	8,267	8%
Equity in (earnings) losses from unconsolidated ventures	(531)	(135)	(396)	NM	(7,202)	(4,453)	(2,749)	(62)%
(Gain) loss on sale or disposal of real estate and other assets, net	(429)	(4,385)	3,956	90%	(52,229)	(14,363)	(37,866)	NM
(Gain) loss on extinguishment of debt	429	173	256	148%	842	480	362	75%
Impact of straight-line rent	(2,070)	(196)	(1,874)	NM	(5,707)	(1,729)	(3,978)	NM
Other	(61)	(66)	5	8%	524	(261)	785	NM
Operating Assets NOI	$71,028	$65,570	$5,458	8%	$205,185	$196,444	$8,741	4%
NM Not meaningful.

The table below presents Operating Assets NOI by property type:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Office	$38,831	$34,030	$4,801	14%	$108,708	$102,092	$6,616	6%
Retail	14,175	13,698	477	3%	42,029	40,902	1,127	3%
Multifamily	15,983	14,419	1,564	11%	46,238	43,678	2,560	6%
Other	1,838	1,621	217	13%	5,246	4,594	652	14%
Dispositions (a)	201	1,802	(1,601)	(89)%	2,964	5,178	(2,214)	(43)%
Operating Assets NOI	$71,028	$65,570	$5,458	8%	$205,185	$196,444	$8,741	4%
(a)Properties that were sold are shown separately for all periods presented.

Operating Assets NOI increased $5.5 million for the three months ended September 30, 2026, and $8.7 million for the nine months ended September 30, 2026, compared to the prior-year periods with increases across all property types primarily driven by strong leasing activity.

HHC 2026 FORM 10-Q | 37

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Master Planned Communities land sales	$133,657	$248,467	$(114,810)	(46)%	$404,166	$445,150	$(40,984)	(9)%
Builder price participation	11,366	16,012	(4,646)	(29)%	26,916	39,437	(12,521)	(32)%
Other revenues	4,802	7,096	(2,294)	(32)%	12,764	15,143	(2,379)	(16)%
Total revenues	149,825	271,575	(121,750)	(45)%	443,846	499,730	(55,884)	(11)%

Master Planned Communities cost of sales	(46,242)	(78,280)	32,038	41%	(140,041)	(148,672)	8,631	6%
Operating costs	(16,197)	(4,892)	(11,305)	NM	(40,665)	(30,399)	(10,266)	(34)%
Total operating expenses	(62,439)	(83,172)	20,733	25%	(180,706)	(179,071)	(1,635)	(1)%
Segment operating income (loss)	87,386	188,403	(101,017)	(54)%	263,140	320,659	(57,519)	(18)%
Depreciation and amortization	(266)	(110)	(156)	(142)%	(441)	(309)	(132)	(43)%
Interest income (expense), net	24,366	19,414	4,952	26%	70,090	54,307	15,783	29%
Other income (loss), net	—	19	(19)	(100)%	1,860	54	1,806	NM
Equity in earnings (losses) from unconsolidated ventures	(22,010)	(2,721)	(19,289)	NM	(26,114)	(7,780)	(18,334)	NM
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	NM	—	3,750	(3,750)	(100)%
Segment EBT	$89,476	$205,005	$(115,529)	(56)%	$308,535	$370,681	$(62,146)	(17)%
NM Not meaningful.

The following table presents MPC segment EBT by MPC:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Bridgeland	$15,968	$24,881	$(8,913)	(36)%	$73,946	$63,044	$10,902	17%
Floreo (a)	(22,008)	(637)	(21,371)	NM	(26,287)	(721)	(25,566)	NM
Summerlin	92,608	182,879	(90,271)	(49)%	249,917	308,203	(58,286)	(19)%
Teravalis (a)	(263)	(338)	75	22%	(1,023)	(988)	(35)	(4)%
The Woodlands	(1,637)	(2,663)	1,026	39%	(785)	(3,750)	2,965	79%
The Woodlands Hills	4,808	883	3,925	NM	12,767	4,893	7,874	161%
Segment EBT	$89,476	$205,005	$(115,529)	(56)%	$308,535	$370,681	$(62,146)	(17)%
(a)Certain amounts related to Floreo previously disclosed under the Teravalis MPC have been recast for all periods presented to reflect Floreo as a separate, comparative line item following the consolidation of Floreo in July 2026. Floreo EBT activity for the periods presented includes the Company’s share of equity earnings prior to consolidation and 100% of Floreo EBT post consolidation. Refer to Note 6 - Acquisitions and Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
NM Not meaningful.

For the three months ended September 30, 2026:

MPC segment EBT decreased $115.5 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales decreased $82.8 million primarily due to a decrease in residential MPC land sales closed in Summerlin and Bridgeland. These decreases were partially offset by increases related to changes in deferred revenue, net of associated deferred costs, and SID bond assumptions in Summerlin as well as an increase in residential MPC land sales closed in The Woodlands Hills. See the Master Planned Communities Land Sales and Residential and Commercial Land Sales Closed tables below for additional information on land sales activity in the period.
–Equity earnings decreased $19.3 million primarily due to the recognition of a $19.4 million loss upon remeasurement of the Floreo equity method investment to its acquisition-date fair value immediately prior to consolidation. Refer to Note 6 - Acquisitions and Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
HHC 2026 FORM 10-Q | 38

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

–Operating costs increased $11.3 million primarily due to higher real estate taxes in Bridgeland and Summerlin, as well as higher allocated overhead costs, including additional operating expenses following the Floreo consolidation.

For the nine months ended September 30, 2026:

MPC segment EBT decreased $62.1 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales decreased $32.4 million primarily due to a decrease in residential MPC land sales closed in Summerlin. This decrease was partially offset by increases related to changes in deferred revenue, net of associated deferred costs, and SID bond assumptions in Summerlin, as well as increases in residential MPC land sales closed in The Woodlands Hills and Bridgeland, and in commercial MPC land sales closed in The Woodlands and Bridgeland.
–Equity earnings decreased $18.3 million primarily due to the recognition of a $19.4 million loss upon remeasurement of the Floreo equity method investment to its acquisition-date fair value immediately prior to consolidation.
–Builder price participation decreased $12.5 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue, primarily in Summerlin and Bridgeland.
–Operating costs increased $10.3 million primarily due to higher real estate taxes in Bridgeland and Summerlin, as well as higher allocated overhead costs, including additional operating expenses following the Floreo consolidation.
–Interest income increased $15.8 million primarily due to increased investment in ongoing development in Summerlin and Bridgeland, which increased capitalized interest, as well as higher interest earned on money market dividends.

Master Planned Communities Land Sales The following table presents the detail of MPC land sales recognized for the three and nine months ended September 30, 2026, and 2025. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total residential land sales closed	$133,452	$274,298	$(140,846)	(51)%	$375,786	$493,028	$(117,242)	(24)%
Total commercial land sales closed	—	—	—	NM	8,983	—	8,983	NM
Net recognized (deferred) revenue:
Bridgeland	241	118	123	104%	1,162	1,494	(332)	(22)%
Floreo	21	—	21	NM	21	—	21	NM
The Woodlands	133	171	(38)	(22)%	573	192	381	198%
The Woodlands Hills	—	—	—	NM	15	—	15	NM
Summerlin	(6,460)	(26,201)	19,741	75%	2,608	(52,352)	54,960	105%
Total net recognized (deferred) revenue	(6,065)	(25,912)	19,847	77%	4,379	(50,666)	55,045	109%
Special Improvement District revenue	6,270	81	6,189	NM	15,018	2,788	12,230	NM
Master Planned Communities land sales	$133,657	$248,467	$(114,810)	(46)%	$404,166	$445,150	$(40,984)	(9)%
NM Not meaningful.

HHC 2026 FORM 10-Q | 39

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Residential and Commercial Land Sales Closed The following tables detail our residential and commercial land sales closed for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	Land Sales		Acres Sold		Average Price Per Acre
thousands except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$16,960	$19,856	23.6	28.2	$719	$704

Summerlin
Superpad sites	108,963	248,190	62.7	318.3	1,738	780
Custom lots	—	5,475	—	0.8	—	7,821

The Woodlands Hills
Single family	7,529	777	14.7	1.6	512	486
Total residential land sales closed (a)	$133,452	$274,298	101.0	348.9	$1,321	$786

	Nine Months Ended September 30,
	Land Sales		Acres Sold		Average Price Per Acre
thousands except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$82,201	$68,345	115.7	105.5	$710	$648

Summerlin
Superpad sites	257,432	400,046	148.6	412.3	1,732	970
Custom lots	15,750	20,175	2.2	2.7	7,159	7,472

The Woodlands Hills
Single family	20,403	4,462	41.2	9.1	495	490
Total residential land sales closed (a)	$375,786	$493,028	307.7	529.6	$1,221	$931

Commercial Land Sales Closed
Bridgeland	$2,176	$—	2.0	—	$1,088	$—

The Woodlands	6,807	—	7.8	—	873	—
Total commercial land sales closed (a)	$8,983	$—	9.8	—	$917	$—
(a)Excludes revenues recognized in the current period which are related to sales closed in prior periods and includes revenues deferred on sales closed in the current period. Refer to the Master Planned Communities Land Sales table above which reconciles total residential and commercial land sales closed to MPC land sales revenue recognized for the three and nine months ended September 30, 2026 and 2025.

MPC Land Inventory The following table summarizes MPC land inventory activity for the nine months ended September 30, 2026:

thousands	Bridgeland	Floreo	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2025	$522,231	$—	$1,257,053	$547,211	$187,315	$121,267	$2,635,077
Acquisitions (a)	—	266,700	—	—	—	—	266,700
Development expenditures (b)	183,377	11,175	165,231	2,003	3,173	29,988	394,947
MPC cost of sales	(29,784)	(15)	(100,042)	—	(1,910)	(8,290)	(140,041)
Municipal district reimbursable costs (c)	(159,091)	(2,295)	—	—	(1,337)	(21,402)	(184,125)
Transfer to Strategic Developments and Operating Assets Segments	—	—	—	—	(1,175)	—	(1,175)
Other	(15,258)	3,706	(7,136)	(238)	1,226	(5,171)	(22,871)
Balance September 30, 2026	$501,475	$279,271	$1,315,106	$548,976	$187,292	$116,392	$2,948,512
(a)Represents the value of MPC assets acquired through the consolidation of Floreo in July 2026.
HHC 2026 FORM 10-Q | 40

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

(b)Development expenditures are inclusive of capitalized interest and property taxes.
(c)Municipal district reimbursable costs represent land development expenditures transferred to municipal district receivables.

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

Segment EBT Segment EBT for Strategic Developments is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Condominium rights and unit sales	$6,189	$142	$6,047	NM	$715,634	$677	$714,957	NM
Rental revenue	1	—	1	NM	(1)	33	(34)	(103)%
Other revenues	1,054	1,318	(264)	(20)%	3,450	2,318	1,132	49%
Total revenues	7,244	1,460	5,784	NM	719,083	3,028	716,055	NM

Condominium rights and unit cost of sales	(5,414)	(59)	(5,355)	NM	(583,937)	(1,112)	(582,825)	NM
Operating costs	(3,890)	(3,944)	54	1%	(15,416)	(11,280)	(4,136)	(37)%
Rental property real estate taxes	(810)	(624)	(186)	(30)%	(1,836)	(1,787)	(49)	(3)%
Total operating expenses	(10,114)	(4,627)	(5,487)	(119)%	(601,189)	(14,179)	(587,010)	NM
Segment operating income (loss)	(2,870)	(3,167)	297	9%	117,894	(11,151)	129,045	NM
Depreciation and amortization	(2,380)	(1,988)	(392)	(20)%	(6,505)	(4,222)	(2,283)	(54)%
Interest income (expense), net	4,558	4,311	247	6%	13,629	13,590	39	—%
Other income (loss), net	(1,591)	2,066	(3,657)	(177)%	(2,480)	936	(3,416)	NM
Equity in earnings (losses) from unconsolidated ventures	13,950	57	13,893	NM	9,044	231	8,813	NM
Gain (loss) on sale or disposal of real estate and other assets, net	6,153	10,064	(3,911)	(39)%	6,153	11,721	(5,568)	(48)%
Segment EBT	$17,820	$11,343	$6,477	57%	$137,735	$11,105	$126,630	NM
NM Not meaningful.

For the three months ended September 30, 2026:

Strategic Developments segment EBT increased $6.5 million compared to the prior-year period primarily due to the following:
–Equity earnings increased $13.9 million, primarily due to the recognition of the Company’s share of a gain on the sale of a land parcel at our West End Alexandria joint venture in the current period. Refer to Note 2 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional details.
–Condominium sales, net of cost of sales increased $0.7 million, primarily due to the closing of 5 units at The Park Ward Village in the current period.

These increases to EBT were partially offset by the following:
–Gain on sale of assets decreased $3.9 million, primarily due to the gain recognized on our contribution of land to a newly formed joint venture in the current period, compared to the gain recognized for a land swap in The Woodlands in the prior-year period. Refer to Note 2 - Investments in Unconsolidated Ventures and Note 6 - Acquisitions and Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional details.

HHC 2026 FORM 10-Q | 41

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2026:

Strategic Developments segment EBT increased $126.6 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales increased $132.1 million, primarily due to the closing of 532 units at The Park Ward Village and the remaining 6 units at Ulana Ward Village in the current period.
–Equity earnings increased $8.8 million due to the recognition of the Company’s share of a net gain on the sale of land parcels at our West End Alexandria joint venture in the current period.

These increases to EBT were partially offset by the following:
–Gain on sale of assets decreased $5.6 million, primarily due to the gain recognized on our contribution of land to a newly formed joint venture in the current period, compared to the gain recognized for a land swap in The Woodlands and the sale of a land parcel near the Merriweather District in the prior-year period.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums Ulana Ward Village was completed in the fourth quarter of 2025, and the remaining six units closed in the first quarter of 2026. The Park Ward Village was completed in the second quarter of 2026. As of September 30, 2026, The Park Ward Village is 98% sold with the remaining units in condominium inventory.

Under Construction and Pre-development Condominiums The Company commenced construction on The Launiu in the first quarter of 2026 and sales were launched at Mahana in the third quarter of 2026. The following provides further detail for our under-construction and pre-development condominium projects as of September 30, 2026:

	Location	Units Under Contract	Total Units	Total % of Units Under Contract	Completion Date
Under construction
The Ritz-Carlton Residences	The Woodlands, TX	88	111	79%	2027
Kalae	Honolulu, HI	309	329	94%	2028
The Launiu	Honolulu, HI	365	485	75%	2028
Pre-development
Melia	Honolulu, HI	157	220	71%	2030
‘Ilima	Honolulu, HI	95	148	64%	2030
Mahana	Honolulu, HI	66	450	15%	2031

HHC 2026 FORM 10-Q | 42

MANAGEMENT’S NARRATIVE ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative expenses	$(20,332)	$(19,974)	$(358)	(2)%	$(53,223)	$(70,554)	$17,331	25%
Gain (loss) on sale of MUD receivables	(105,362)	—	(105,362)	NM	(105,917)	(48,197)	(57,720)	(120)%
Corporate interest expense, net	(32,190)	(27,878)	(4,312)	(15)%	(88,486)	(77,754)	(10,732)	(14)%
Gain (loss) on extinguishment of debt	—	—	—	NM	(10,226)	—	(10,226)	NM
Corporate depreciation and amortization	(1,182)	(872)	(310)	(36)%	(3,257)	(2,475)	(782)	(32)%
Income tax (expense) benefit	15,856	(38,603)	54,459	141%	(45,022)	(38,345)	(6,677)	(17)%
Other	(6,127)	(3,369)	(2,758)	(82)%	(15,720)	(12,294)	(3,426)	(28)%
Total Corporate income, expenses, and other items	$(149,337)	$(90,696)	$(58,641)	(65)%	$(321,851)	$(249,619)	$(72,232)	(29)%
NM Not meaningful.

For the three months ended September 30, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables of $105.4 million was recognized in the third quarter of 2026. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Income tax expense decreased $54.5 million primarily due to a decrease in Income before income taxes. Refer to Note 9 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

For the nine months ended September 30, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables increased $57.7 million as a result of a $105.9 million loss recognized in 2026, compared to a $48.2 million loss recognized in 2025.
–Loss on extinguishment of debt of $10.2 million due to payment of the bond call premium and accelerated amortization of related debt issuance costs following the repayment of the $750.0 million 5.375% senior unsecured notes in the first quarter of 2026.
–Corporate interest expense, net increased $10.7 million primarily due to higher interest expense as a result of a higher balance and higher interest rates on the February 2026 Senior Notes.
–Income tax expense increased $6.7 million primarily due to an increase in Income before income taxes.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–General and administrative expenses decreased $17.3 million primarily attributable to a decrease in compensation and benefits related to the strategic reduction in force in 2025.

HHC 2026 FORM 10-Q | 43

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2026 FORM 10-Q | 44

PART II

Item 1. Legal Proceedings

Please refer to Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report, except as set forth below. At its 2026 annual meeting of stockholders, held on September 30, 2026, HHH announced plans to accelerate its transformation into a diversified holding company by monetizing a substantial portion of its real estate assets, transitioning us into an asset-light real estate asset management platform, and redeploying the resulting proceeds primarily into Vantage, HHH’s specialty insurance and reinsurance subsidiary. Vantage is held by a wholly owned subsidiary of HHH and is not part of the Company’s ownership structure. The following risk factors relate to these plans and should be read in conjunction with the risk factors disclosed in our 2025 Annual Report.

RISKS RELATED TO OUR REAL ESTATE MONETIZATION STRATEGY

We may be unable to monetize our real estate assets at the values, on the terms, or within the time frame anticipated.

HHH’s plans to monetize our real estate assets are in their early stages, and as of the date of this Quarterly Report, neither we nor HHH has entered into definitive agreements for any transactions related to these plans. Our ability to sell interests in our real estate assets and enter into joint ventures, and the proceeds we receive, will depend on factors beyond our control, including investor demand, real estate and capital market conditions, interest rates, and the availability of financing. If the value of any such assets is lower than we expect, we may be unable to monetize those assets on favorable terms or at all. We may also be required to reduce pricing, accept lower returns, or incur additional costs in remarketing or reconfiguring assets. The proceeds of any such transactions may be less than our estimates or the carrying values of the assets, which could result in impairment charges or losses on sale, and many of these transactions will require consents from lenders, joint venture partners, or other third parties. In addition, the indentures governing our senior unsecured notes restrict our ability to pay dividends and make other distributions to HHH, and require that net proceeds from certain asset sales be used to repay indebtedness or be reinvested in our business within a specified period or, to the extent not so applied, be used to offer to repurchase such notes at par, which may affect the structure and timing of these transactions. HHH may modify, delay, or discontinue these plans at any time, and the estimates HHH has presented publicly regarding the value of our real estate assets are based on assumptions that may prove to be incorrect.

HHH’s plans to monetize our real estate assets and redeploy the proceeds into Vantage will significantly change our business, including by transitioning us to an asset-light real estate asset management platform and reducing the assets and cash flows available to us.

If implemented as planned, these plans will substantially change the composition of our assets and sources of earnings. Following the sale of interests in our assets, we will hold minority interests in those assets, our ability to retain operational control will depend on contractual arrangements with our partners, and our future development activities will depend on our ability to raise third-party capital. We have limited experience raising third-party capital or operating as a fee-based asset manager, and the fees we earn may not offset the income we forgo by selling interests in our assets. In addition, to the extent permitted by the indentures governing our senior unsecured notes and our other debt agreements, HHH expects that the proceeds of these transactions will be distributed to HHH and redeployed primarily into Vantage. Any proceeds so distributed will not be available to fund our operations or development activities or to service our indebtedness. We do not control HHH’s business decisions, and HHH is under no obligation to implement these plans in a manner that is favorable to us or to holders of our indebtedness. Any of these factors could adversely affect our business, financial condition, results of operations, and cash flows, including our ability to service our indebtedness.

HHC 2026 FORM 10-Q | 45

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

+    Filed herewith
++    Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2026 FORM 10-Q | 46

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
November 12, 2026

HHC 2026 FORM 10-Q | 47